Form 10KSB
period 2007-03-31
Zupintra Corporation, Inc.
filed 2007-08-13
CIK 1136386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

࿲	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________  to ________________________

Commission file number         00032559

Phinder Technologies, Inc.
(Name of small business issuer in its charter)

Florida	20-8327479
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

181 University Ave. Suite 210 Toronto, ON M5H 3M7
(Address of principal executive offices)

Issuer’s telephone number 416-815-1771

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock, par value $0.0001
(Title of class)

Preferred Stock
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ࿲

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ࿲

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ࿲

Indicate the check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ࿲ No ☒

The issuer’s revenues for the fiscal year ending March 31, 2007 were $301,579

Based on the closing price on July 30, 2007 of $0.10 per share of common stock, as reported by the NASDAQ’s OTC Bulletin Board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $7,636,003. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at such date.

As of July 30, 2007, the number of shares outstanding of the registrant’s Common Stock was 82,190,673 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part III of the Annual Report on Form 10-KSB: Definitive Proxy Statement for the issuer’s 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year.

Transitional Small Business Disclosure Format (check one): Yes ࿲ No ☒

Part I

Item 1. Description of Business

Development of Business

On March 31, 2004, the Company was operating as Digital Rooster.com Ltd. On February 1, 2005, the Company changed its name to Phinder Technologies, Inc.

On January 16, 2007, the Company changed its domicile from Ontario, Canada to Florida, United States and its name to Phinder Technologies, Inc.

On May 30, 2007, the Company changed its name to Zupintra Corporation, Inc.

During the fiscal year ended March 31, 2007, the Company’s business operations focused on:

•	supplying international Voice over Internet Protocol (“VoIP”) traffic within the carrier to carrier network,

During fiscal 2007, the Company conducted its business through the following subsidiaries:

•	Zupintra Communications Inc., which is in the business of supplying international VoIP traffic.

Acquisitions

On July 20, 2006, the Company acquired KBD Enterprises, Inc., subsequently renamed Zupintra Communications Inc. (“Zupintra”) as its entrance into the VoIP market.

Deconsolidation of Subsidiary

In fiscal 2006, the Company owned a substantial (39.84%) amount of the issued shares of Dakshidin Corporation (“Dakshidin”), formerly Avrada Inc., and controlled the company, as the Company’s executive officer was Dakshidin’s President and Director. Following Financial Interpretation (“FIN”) 46 (R), “Consolidating of Variable Interest Entities”, Dakshidin was consolidated into the consolidated financial statements of the Company.

On April 21, 2006 and December 4, 2006, the Company’s partially owned subsidiary Dakshidin Corporation (“Dakshidin”) issued 500,000 and 19,000,000 common shares respectively from treasury to non-related parties. As a result, the Company’s ownership position decreased from 39.84% at March 31, 2006 to 11.61% at December 4, 2006. The Company no longer has control over Dakshidin as the Company’s executive officer is no longer Dakshidin’s President and the Company has no representative on the Board of Directors. The Company is not responsible to fund the daily business activities of Dakshidin.

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and FIN 46(R), “Consolidating of Variable Interest Entities”, in determining that the effect of this stock issuance was to deconsolidate Dakshidin from the consolidated financial statements of the Company.

Dispositions

On March 27, 2007, the Company sold its’ wholly owned subsidiary, Axcess Internet Solutions, Inc. (“Axcess”) to an unrelated third party. The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires that the operating results of Axcess for the periods of April 1, 2006 to March 27, 2007 and April 1, 2005 to March 31, 2006 be classified as Discontinued Operations.

The Company exited the web-based market place with the sale of Axcess.

Employees

At March 31, 2007, the Company employed 13 full and part-time employees and contractors, in a non-union environment.

Services and Markets

The Company presently derives all of its revenues from North American and European based carriers requiring VoIP connectivity to emerging markets.

On March 19, 2007, the Company formed a joint venture operation with Italba Corporation, named Zupintra Panama, S.A. to expand into Central America and the Caribbean. During the fiscal year ended March 31, 2007, this company was not active, had no assets and liabilities and has no effect upon the consolidated financial statements of the Company.

Industry

Historically, the telecommunications services industry transmitted voice and data over separate networks using different technologies. Traditional carriers typically built telephone networks based on circuit switching technology, which establishes and maintains a dedicated path for each telephone call until the call is terminated.

The telecommunications industry is evolving both internationally and nationally and provides significant opportunities and risks. Factors that have driven change include:

•	the entry of new competitors and investment of substantial capital in existing and new services, that has resulted in significant price competition.
•	technological advances resulting in a launch of new services and products, as well as rapid increases in network capacity.
•	growing deregulation of communications services markets around the world.
•	the Telecommunications Act of 1996, as amended.

VoIP is a technology that can replace the traditional telephone network. This type of data network is more efficient than the dedicated circuit networks, as the data network isn’t restricted by the one-call, one-line limitation of a traditional telephone network. This improved efficiency creates cost savings that can be passed along to consumers through lower rates.

Competition

The international telecommunications industry is highly competitive and significantly affected by regulatory changes, technology evolution, marketing strategies and pricing decisions of the larger industry participants. In addition, companies offering internet, data and communications services are, in some circumstances, consolidating. Service providers compete on the basis of price, customer service, product quality, brand recognition and breadth of services offered. Additionally, carriers may compete on the basis of technology. Recently, carriers have been competing on their ability to carry VoIP. As technology evolves and legacy systems become an encumbrance, it is expected that carriers will compete on the basis of technological agility, their ability to adapt to, and adopt, new technologies.

The Company competes with several emerging international carriers, many of whom are in or entering the VoIP market, among which are Primus Telecommunications Group, iBasis Inc., Global Crossing and Phonetime, Inc. Many of these competitors are becoming increasingly focused on emerging markets, as they seek to find higher margin opportunities. Many of these carriers are also focused on voice carriage, but may become increasingly focused on providing private networks and other internet protocol services.

In each country where we operate there are numerous competitors, including VoIP service providers, wireline, wireless and cable competitors. The Company believes that as international telecommunications markets continue to deregulate, competition in these markets will increase, similar to the competitive environment that has developed in the United States following the AT&T divestiture in 1984 and the Telecommunications Act of 1996. Prices for long distance voice calls in the markets in which we compete have been declining and are likely to continue to decrease. In addition, many of our competitors are significantly larger, control larger networks, and have substantially greater financial, technical and marketing resources.

The Company also competes with business-oriented telecommunications and internet access providers, including AT&T, Verizon, Qwest and Level 3 Communications. These providers may offer both wholesale and retail telecommunications and internet connectivity and are considerably larger than we are and have greater brand recognition.

We have been unable to identify any direct and comprehensive competitors that deliver the same suite of services to the same markets with the same marketing strategy as we do. Some of our competitive advantages include:

•	connectivity with over 50 carriers worldwide
•	the ability to make calls between any combination of cellular telephones, computers, internet connected telephones, wireless devices and other SIP-enabled hardware
•	our focus on emerging markets in Central America, Asia, the Middle East, Africa and the Caribbean

At this time, we are unable to provide quantified disclosure regarding our market share in the markets in which we operate. As is common with emerging markets, the aggregate market for our products and services is usually not known until feasibility studies containing a wide range of demographic variables are conducted. We are not aware of any studies that presently exist which provide sufficient data for us to determine our market share.

Government Regulation

During July 2004, the United States Senate continued to consider how it might apply regulations to VoIP. The VoIP Regulatory Freedom Act of 2004 exempts VoIP service from state taxes and regulations and defines it as a lightly regulated information service for U.S. government regulators. However, this does not remove the uncertainty of regulatory impact within the United States. For example, the bill reserves the ability for states to require VoIP to provide 911 services, to require VoIP providers to contribute to state universal service programs, and to pay intrastate access charges to other telecom providers.

In June 2005, the FCC imposed 911 obligations on providers of “interconnected” VoIP services.

In addition, the FCC requires “interconnected” VoIP providers to register with the FCC, comply with the Communications Assistance for Law Enforcement Act of 1994 (CALEA) and to contribute to the Universal Service Fund.

At this time, we are not an “interconnected” VoIP service provider under the FCC definition and do not fall under the regulatory requirements set forth above. If at a future date we become an “interconnected” VoIP service provider we will have to register with the FCC and become compliant with their regulations. Failure to do so would mean that we would be subject to penalties, fines, fees and/or costs. In addition, emerging technology could cause us to change our product and service configuration or the FCC definition could be changed and we may become an “interconnected” VoIP provider under the FCC definition in the future. Should this occur, we will be required to comply with the regulations set forth above.

Some states have tried to directly regulate VoIP services on an intrastate basis, but these attempts have so far not held up to court challenges. Many states are holding forums to research the issues surrounding VoIP. Some are encouraging or even requesting that VoIP providers subject themselves to public service commission jurisdiction and obtain certification as telephone companies. Most are hesitant to act until a final determination is made by the FCC, but some have voluntarily done so.

Although we believe VoIP may be subject to additional regulation in the future, it is uncertain when or how the effects of such regulation would affect the Company, nor is it understood if other countries will seek to follow suit. If additional regulation does occur, the FCC, any state or any country may impose surcharges, taxes or additional regulations upon providers of VoIP. The imposition of any such additional fees, charges, taxes and regulations on internet protocol service providers could materially increase our costs and may limit or eliminate the competitive pricing we currently enjoy.

Available Information

Phinder is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires that we file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website on the internet at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Phinder Technologies, Inc., which file electronically with the SEC. In addition, the Company’s Exchange Act filings may be inspected and copied at the SEC’s Public Reference Room at 100 F Front Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Risk Factors

Rick Factors should be carefully considered and evaluated, as any of them could materially and adversely affect the business, financial condition and results of operations, which in turn, can adversely affect the price of the Company’s securities.

Reports of our independent auditors have made reference to the going concern risk.

The company has recorded losses over the past number of years, up to and including the current fiscal year. Management has therefore determined that a going concern qualification be attached to our audited consolidated financial statements. Due to operating losses and working capital deficiency, the Company’s continuance as a going concern is dependent upon its ability to obtain adequate financing or to reach profitable levels of operation.

The telecommunications industry in which we operate is subject to government regulation.

Any change in current government regulation regarding telecommunications pricing, system access, consumer protection or other relevant legislation could have a material impact on our results of operations. Most of the wholesale operations of our target market are subject to regulation by the FCC under the Communications Act of 1934, as amended.

If we are unable to manage our growth or implement our expansion strategy, we may increase our costs without maximizing our revenues.

We may not be able to expand our product offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational and financial resources and may increase our costs. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, we may not be able to maximize revenues or profitability.

We may be unable to adapt to rapid technology trends and evolving industry standards, which could lead to our products becoming obsolete.

The communications industry is subject to rapid and significant changes due to technology innovation, evolving industry standards, and frequent new service and product introductions. New services and products based on new technologies or new industry standards expose the Company to risks of technical or product obsolescence. We will need to use technologies effectively, continue to develop our technical expertise and enhance our existing products and services in a timely manner to compete successfully in this industry. We may not be successful in using new technologies effectively, developing new products or enhancing existing products and services in a timely manner or that any new technologies or enhancements used by us or offered to our customers will achieve market acceptance.

We are pursuing new lines of business and introducing new services. In some cases, the technology for these services and/or the market for those services are untested. There can be no assurance of our ability to introduce future services on a timely basis or our ability to derive significant revenues from them.

Our ability to deploy new products and services may be hampered by technical and operational issues, which could delay our ability to derive profitable revenue from these service offerings. Additionally, our ability to market these services may prove more difficult than anticipated, including factors such as our ability to competitively price such services. There can be no assurance that we will be able to introduce our planned future services, or that we will be able to derive significant revenue from them.

Our entry into new markets will rely upon our ability to obtain licenses to operate in those countries and our ability to establish good working relationships with postal telephone and telegraph companies in order to interconnect to the telephone networks. There can be no assurance of our ability to accomplish either.

The rapid growth of our network and the growth of our international distribution capabilities are dependent upon our ability to apply for and receive licenses to operate in the foreign markets we intend to enter. They are also dependent upon our ability to establish positive working relationships with foreign postal telephone and telegraph companies, and other licensed carriers, and to negotiate and execute the agreements necessary for us to interconnect with their local networks. While we will diligently pursue these relationships, we might not be able to obtain the necessary licenses and interconnections within the time frame envisioned or not at all.

The communications services industry is highly competitive and we may be unable to compete effectively.

The communications industry, including internet and data services, is highly competitive, rapidly evolving, and subject to constant technological change and intense marketing by providers with similar products and services. We expect that new competitors, as well as gray market operators (operators who arrange call termination in a manner that bypasses the postal telephone and telegraph company, resulting in high margins for the gray market operator and substantially lower revenues for the postal telephone and telegraph company), are likely to join existing competitors in the communications industry, including the market for VoIP, internet and data services. Many of our current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we do. In the event that such a competitor expends significant sales and marketing resources in one or several markets we may not be able to compete successfully in such markets. We believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with such price reductions. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar services offered or proposed to be offered by us. If our competitors were to provide better and more cost effective services than ours, we may not be able to increase our revenues or capture any significant market share.

Industry consolidation could make it more difficult for us to compete.

Companies offering internet, data and communications services are, in some circumstances, consolidating. We may not be able to compete successfully with businesses that have combined, or will combine, to produce companies with substantially greater financial, sales and marketing resources, larger client bases, extended networks and infrastructures and more established relationships with vendors, distributors and partners than we have. With these heightened competitive pressures, there is a risk that our revenues may not grow as expected and the value of our common stock could decline.

Our ability to provide services is dependent on our suppliers and other service providers who may not prove to be effective.

Calls made by our clients are connected through other communication carriers, which provide us with transmission capacity through a variety of arrangements. Our ability to terminate voice traffic in our targeted markets is an essential component of our ongoing operations. If we do not secure or maintain operating and termination arrangements, our ability to increase services to our existing markets and gain entry into new markets will be limited. Therefore our ability to maintain and expand our business is dependent in part upon our ability to maintain satisfactory relationships with incumbent and other licensed carriers, internet service providers, international exchange carriers, satellite providers, fiber optic cable providers and other service providers, many of which are our competitors, and upon our ability to obtain their services on a cost effective basis, as well as the ability of such carriers to carry the traffic we route to their networks or provide network capacity. If a carrier does not carry traffic routed to it or provide required capacity, we may be forced to route our traffic to or buy capacity from a different carrier on less advantageous terms, which could reduce our profit margins or degrade our network service quality. In the event network service is degraded it may result in a loss of customers. To the extent that any of these carriers raise their rates, change their pricing structure or reduce the amount of capacity they will make available to us, our revenues and profitability may be adversely affected.

If we are unable to develop and maintain successful relationships with our joint venture partners, we could fail in an important market.

We are engaged in a joint venture where we share control and management with a joint venture partner. If we are unable to maintain a successful relationship with our joint venture partner, the joint venture’s ability to move quickly and respond to changes in market conditions or respond to financial issues can erode and reduce the potential for value creation and return on investment. Further, the joint venture may restrict or delay our ability to make important financial decisions, such as repatriating cash to us from such joint ventures. This uncertainty with our joint ventures could result in a failure in an important market.

Service interruptions could result in a loss of revenues and harm our reputation.

Portions of our network may be shut down from time to time as a result of disputes with vendors or other issues. Any future network shut downs can have a significant negative impact on revenue and cash flows, as well as hurting our reputation. In addition, there is no assurance that we will be able to quickly resolve disputes, if ever, which could result in a permanent loss of revenues.

Because we do business on an international level we are subject to an increased risk of tariffs, sanctions and other uncertainties that may hurt our revenues.

There are certain risks inherent in doing business internationally, especially in emerging markets, such as unexpected changes in regulatory requirements, the imposition of tariffs or sanctions, licenses, customs, duties, other trade barriers, political risks, currency devaluations, high inflation, corporate law requirements and even civil unrest. Many of the economies of these emerging markets are weak and volatile. We may not be able to mitigate the effect of inflation on our operations in these countries by price increases, even over the long-term. Deregulation of the communications markets in developing countries may not continue. Incumbent providers, trade unions and others may resist legislation directed toward deregulation and may resist allowing us to interconnect to their network switches. The legal systems in emerging markets frequently have insufficient experience with commercial transactions between private parties. Consequently, we may not be able to protect or enforce our rights in any emerging market countries. Governments and regulations may change resulting in availability of licenses and/or cancellations or suspensions of operating licenses, confiscation of equipment and/or rate increases. The instability of the laws and regulations applicable to our businesses and their interpretation and enforcement in these markets could materially and adversely affect our business, financial condition or results of operations.

Regulatory treatment of VoIP outside the United States varies from country to country. Some countries including the United States are considering subjecting VoIP services to the regulations applied to traditional telephone companies and they may assert that we are required to register as a telecommunications carrier in that country or impose other regulations. In such cases, our failure to register could subject us to fines, penalties, or forfeiture. Regulatory developments such as these could have a material adverse effect on our international operations.

The success of our business depends on the acceptance of the internet in emerging markets that may be slowed by limited bandwidth, high bandwidth costs, and other technical obstacles.

The ratio of telephone lines per population or teledensity, in most emerging countries is low when compared to developed countries. Bandwidth, the measurement of the volume of data capable of being transported in a communications system in a given amount of time, remains very expensive in these regions, especially when compared to bandwidth costs in the United States. Prices for bandwidth capacity are generally set by the government or an incumbent telephone company and remain high due to capacity constraints among other things. While this trend tends to diminish as competitors roll out new bypass services, these rollouts may be slow to occur. Further, constraints in network architecture limit internet connection speeds on conventional dial-up telephone lines and are significantly less than the up to 1.5 megabits per second connection speed on direct satellite link or digital subscriber lines and cable modems in the United States. These speed and cost constraints may severely limit the quality and desirability of using the internet in emerging countries and can be an obstacle to us entering emerging markets.

We are dependent upon key personnel.

The success of Phinder is dependent on the abilities, experience and efforts of senior management. The experience of these individuals will be an important factor contributing to the Company’s success and growth. While Phinder has entered into employment agreements with its senior management, should these people be unable or unwilling to continue their employment with the Company, the loss of one or more of these individuals could have an adverse effect on Phinder’s operations and business prospects. Phinder does not carry “key man” insurance policies on any of its officers, directors or employees.

We are subject to litigation.

We could be involved in various claims and legal proceeding arising during the normal course of operations. Litigation matters facing us at this time are detailed in Item 3 of this Report. Management does not expect that these claims or proceedings will have a material effect on the financial position of the Company or its results of operations. Losses sustained, if any, will be recorded on the statements of operations when the loss is determined.

We may conduct future offering of our common and preferred stock and pay debt obligations with our common and preferred stock which may diminish our investors’ pro rata ownership and depress our stock price.

We reserve the right to make future offers and sales of our securities, including shares of preferred stock, common stock or securities convertible into common stock at prices differing from the price of the common stock previously issued. In the event that any such future sales of securities are made or we use our common or preferred shock to pay principal or interest on our debt obligations, an investor’s pro rata ownership interest may be reduced to the extent of any such issuance. To the extent that any such sales are made at consideration which is less than that paid by the investor, the investor may experience dilution and a diminution in the market price of the common stock.

Our internal disclosure controls may not reduce to a relatively low level the risk that a material error in our financial statements may go undetected.

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Accordingly, the Certifying Officers designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the Certifying Officers by others within those entities. We regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Form 10-Q and annually on our Form 10-K. In completing such reporting we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected or is reasonable likely to materially affect our internal control over financial reporting. This disclosure, based on our most recent evaluation of our disclosure controls and procedures, is made to our independent accountants and the audit committee of our Board of Directors. All Material weaknesses in the design or operation of internal control over financial information on a timely basis are reported in our public filings. Additionally, any fraud, whether or not material, that involves management or other employees who have a significant role in our internal control over financial reporting, is reported on such filings as applicable.

The Certifying Officers have reported that the disclosure controls and procedures are effective. While management is responsible for ensuring an effective control environment and has taken steps to ensure that the internal control environment remains free of significant deficiencies and/or material weaknesses, there can be no assurance that management will continue to be successful with this initiative.

The market price of our common stock has been volatile and could experience fluctuations.

The market price of Phinder’s common shares has been and may continue to be subject to fluctuations in response to factors such as actual or anticipated variations in Phinder’s consolidated results of operations, general market considerations and other factors. Market fluctuations, as well as general economic, political and market conditions such as recessions and interest rate changes may adversely affect the market price of the common shares.

In addition, our common shares are considered a penny stock, which may adversely affect their liquidity. The Securities and Exchange Commission has adopted regulations that define a penny stock to be any equity security that has a market price as defined in those regulations of less than US $5.00 per share, subject to certain exceptions. Generally, for any transaction involving a penny stock, a broker/dealer is required to deliver, prior to the transaction, a disclosure schedule relating to the penny stock market as well as disclosure concerning, among other things, the commissions payable, current quotations for the securities and information on the limited market in penny stocks. The administrative requirements imposed by these rules may affect the liquidity of our common shares.

Financial Information Segments

Due to the exit of the web based marketplace, the Company operated only one reportable segment, the VoIP commercial market.

Customers

During fiscal 2007, the Company had a significant concentration of sales with one customer. The loss of this customer would have a material impact upon our business. This company is also one of our suppliers. Under the policies of Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” and Emerging Issue Task Force (“EITF”) 99-19, “Reporting Revenues Gross as a Principal versus Net as an Agent” the revenue and costs generated through this client are recorded on a net basis. The reported net revenue on the Consolidated Statement of Operations from this client is $201,469. This is the net of invoices to this client of $3,459,874 and charges from this client of $3,258,405.

As a part of the purchase of KBD Enterprises, Inc., clients were to be moved from a non-affiliated company controlled by KBD’s principal to the Company. Due to our not being able to arrange for receivable insurance, these clients have remained with the non-affiliated company for billing purposes. The non-affiliated company forwards the Company the net of the revenue and carrier costs.

Research and Development

The Company did not engage in any material research and development activities during the past two years.

Suppliers

The Company is dependant on satisfactory and stable supplier relationships. The Company enters into supply and/or distribution agreements with its major suppliers. The loss of or disruption in supply from any one of these major suppliers could have a material adverse effect on revenue and earnings. The Company has not experienced any significant difficulty in maintaining satisfactory sources of supply.

Item 2. Description of Properties

The executive offices of the Company are located at 181 University Avenue, Suite 210, Toronto, Ontario, Canada, M5H 3M7. This space, approximately 2,762 square feet, is leased under an agreement that expires September 30, 2011. The monthly rent is set for the duration of the lease. Including rent, operating costs and taxes, our annual commitment is $131,267 through the fiscal year 2010 and $65,634 in fiscal 2011.

We utilize a resident agent in Florida and Nevada for a mailing address. There are no office rental charges for this service.

Item 3. Legal Proceedings

In 1998, a claim was filed against the Company and its subsidiary seeking damages of $2,000,000 resulting from a breach of contract. The Company has defended the claim on the basis that the contract was properly terminated. The plaintiff has never proceeded beyond the initial pleading stage. Management believes this action will not have a material adverse effect on the financial position of the Company and no provision has been accrued in these financial statements. There has been no activity on this claim in the past four years.

In 2001, a claim was filed against the Company seeking return of the sum of $82,115 plus interest that the plaintiff claimed to have advanced by way of a loan to the Company, whereas the monies clearly appears in documentation available to the Company, to have been advanced to a non-related company. Accordingly, the Company has recorded no liability. The Company delivered a response and made a demand for discovery that has never been responded to. Management believes that this action will not have a material adverse effect on the financial position of the company and no provision has been accrued in these financial statements. There has been no activity on this claim over the past four years.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

Part II

Item 5. Market for Common Equity and Related Shareholder Matters

The shares of the Company’s common stock, $0.0001 par value per share, are traded on the OTC Bulletin Board (“OTCBB”) under the symbol PHDT. Note that with our name change on May 30, 2007 our stock symbol is now ZUPC.

The following table sets forth the high and low prices for our common stock as quoted on the OTCBB for the last two fiscal years. These quotations reflect only inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
June 30, 2005	$0.29	$0.07
September 30, 2005	0.19	0.11
December 31, 2005	0.22	0.15
March 31, 2006	0.43	0.14

June 30, 2006	0.35	0.18
September 30, 2006	0.26	0.14
December 31, 2006	0.19	0.11
March 31, 2007	0.25	0.11

At July 30, 2007, the closing price for a share of the Company’s common stock was $0.10.

Shareholders

As of July 30, 2007, the Company had approximately 278 holders of common stock of record.

Dividends

To date, we have not paid any cash dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. Payment of dividends in the future will depend upon the Company’s earnings and its cash requirements at that time.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of March 31, 2007, information with respect to equity compensation plans, including individual compensation arrangements, under which the Company’s securities are authorized for issuance.

Plan category	Number of	Weighted ave.	Number of
	Securities to be	Exercise Price	Securities
	Issued upon	of Outstanding	Remaining
	Exercise of	Options,	Available for
	Outstanding	Warrants	Future Issuance
	Warrants and	and Rights	Under Equity
	Rights		Compensation
Plans
(excluding
securities
reflected in
	(a)	(b)	column (a) (c)

Equity compensation plans approved
by security holders

Stock option plan	5,125,000	$0.16	12,768,532

Equity compensation plans not
approved by security holders

Warrants issued	5,968,847	$0.18	-

Issuer Purchases of Equity Securities

We did not make any stock repurchases during fiscal 2007 and 2006.

Equity Securities Issuances During Fiscal 2007

•
On April 18, 2006, the Company issued 25,000 restricted shares of common stock to an individual in return for services rendered valued at $2,500 under exemption as set forth in Regulation S under the Securities Act.

•
On April 18, 2006, the Company issued 25,000 restricted shares of common stock to an individual in return for services rendered valued at $2,500 under exemption as set forth in Regulation S under the Securities Act.

•
On April 18, 2006 the Company issued 45,000 restricted shares of common stock to an individual in return for services rendered valued at $5,598 under exemption as set forth in Regulation S under the Securities Act.

•
On April 21, 2006 the Company issued 10,000 restricted shares of common stock to an individual in return for the services rendered valued at $1,244 under exemption as set forth in Regulation S under the Securities Act.

•
On April 21, 2006 the Company issued 10,000 restricted shares of common stock to an individual in return for the services rendered valued at $1,244 under exemption as set forth in Regulation S under the Securities Act.

•
On April 21, 2006 the Company issued 10,000 restricted shares of common stock to an individual in return for the services rendered valued at $1,244 under exemption as set forth in Regulation S under the Securities Act.

•
On April 21-25, 2006, the Company issued 3,142,306 restricted shares of common shares to a group of individuals in a private placement valued at $337,143, under exemption as set forth in Regulation S under the Securities Act.

•
On May 8, 2006, the Company issued 400,000 restricted shares of common stock to an individual in return for the services rendered valued at $55,976, under exemption as set forth in Regulation S under the Securities Act.

•
On May 8, 2006 the Company issued 1,615,383 restricted shares of common shares to a group of individuals in a private placement valued at $191,357, under exemption as set forth in Rules 506 and 42(2) of the Securities Act.

•
On May 19, 2006 the Company issued 25,000 restricted shares of common stock to an individual in return for services rendered valued at $2,721, under exemption as set forth in Rules 506 and 42(2) of the Securities Act.

•
On May 19, 2006 the Company issued 25,000 restricted shares of common stock to an individual in return for services rendered valued at $2,721, under exemption as set forth in Rules 506 and 42(2) of the Securities Act.

•
On May 19, 2006 the Company issued 25,000 restricted shares of common stock to an individual in return for services rendered valued at $2,721, under exemption as set forth in Rules 506 and 42(2) of the Securities Act.

•
On May 23, 2006 the Company issued 400,000 restricted shares of common stock to an individual in return for services rendered valued at $46,350, under exemption as set forth in Rules 506 and 42(2) of the Securities Act.

•
On May 23, 2006 the Company issued 400,000 restricted shares of common stock to an individual in return for services rendered valued at $47,350, under exemption as set forth in Regulation S under the Securities Act.

•
On May 23, 2006 the Company issued 500,000 restricted shares of common stock to an individual in return for services rendered valued at $57,937, under exemption as set forth in Regulation S under the Securities Act.

•
On May 26, 2006, the Company issued 111,112 restricted shares of common shares to an individual in a private placement valued at $20,000, under exemption as set forth in Regulation S under the Securities Act.

•
On May 29, 2006, the Company issued 25,000 restricted shares of common stock to an individual in return for services rendered valued at $2,370, under exemption as set forth in Regulation S under the Securities Act.

•
On June 6, 2006 the Company issued 100,000 restricted shares of common stock to an individual in return for services rendered valued at $11,061, under exemption as set forth in Regulation S under the Securities Act.

•
On June 6, 2006 the Company issued 50,000 restricted shares of common stock to an individual in return for services rendered valued at $5,530, under exemption as set forth in Regulation S under the Securities Act.

•
On June 6, 2006 the Company issued 150,000 restricted shares of common stock to an individual in return for services rendered valued at $16,591, under exemption as set forth in Regulation S under the Securities Act.

•
On June 13, 2006, the Company issued 35,000 restricted shares of common stock to an individual in return for services rendered valued at $3,318, under exemption as set forth in Regulation S under the Securities Act.

•
On June 16, 2006, the Company issued 350,000 restricted shares of common stock to an individual in return for services rendered valued at $53,460, under exemption as set forth in Regulation S under the Securities Act.

•
On June 28, 2006, the Company issued 80,000 restricted shares of common shares to an individual as a warrant conversion valued at $12,000, under exemption as set forth in Regulation S under the Securities Act.

•
On July 12, 2006, the Company issued 2,000,000 restricted shares of common stock to an individual as partial payment for KBD Enterprises, Inc., valued at $200,000, under exemption as set forth in Rules 506 and 42(2) of the Securities Act.

•
On July 28, 2006, the Company issued 5,000 restricted shares of common stock to an individual due to the exercise of employee stock options valued at $500, under exemption as set forth in Regulation S under the Securities Act.

•
On August 1, 2006, the Company issued 1,836,667 restricted shares of common shares to a group of individuals for the conversion of a debenture valued at $275,500, under exemption as set forth in Regulation S under the Securities Act.

•
On October 31, 2006, the Company issued 230,000 restricted shares of common shares to a group of individuals for the conversion of a debenture valued at $23,000, under exemption as set forth in Regulation S under the Securities Act.

•
On December 06, 2006, the Company issued 3,000,000 restricted shares of common stock to an individual in return for services rendered valued at $221,227, under exemption as set forth in Regulation S under the Securities Act.

•
On December 06, 2006, the Company issued 289,000 restricted shares of common stock to an individual in return for services rendered valued at $21,312, under exemption as set forth in Regulation S under the Securities Act.

•
On December 20, 2006, the Company issued 100,000 restricted shares of common stock to an individual in return for services rendered valued at $7,374, under exemption as set forth in Regulation S under the Securities Act.

•
On December 20, 2006, the Company issued 289,000 restricted shares of common stock to an individual in return for services rendered valued at $21,312, under exemption as set forth in Regulation S under the Securities Act.

•
On February 08, 2007, the Company issued 75,000 restricted shares of common stock to an individual in return for services rendered valued at $5,530, under exemption as set forth in Regulation S under the Securities Act.

•
On February 08, 2007, the Company issued 75,000 restricted shares of common stock to an individual in return for services rendered valued at $5,530, under exemption as set forth in Regulation S under the Securities Act.

•
On February 13, 2007, the Company issued 400,000 restricted shares of common stock to an individual in return for services rendered valued at $42,136, under exemption as set forth in Regulation S under the Securities Act.

•
On February 19, 2007, the Company issued 100,000 restricted shares of common stock to an individual in return for services rendered valued at $12,641, under exemption as set forth in Regulation S under the Securities Act.

•
On February 19, 2007, the Company issued 250,000 restricted shares of common stock to an individual in return for services rendered valued at $31,602, under exemption as set forth in Regulation S under the Securities Act.

•
On February 19, 2007, the Company issued 100,000 restricted shares of common stock to an individual in return for services rendered valued at $12,641, under exemption as set forth in Regulation S under the Securities Act.

•
On February 19, 2007, the Company issued 250,000 restricted shares of common stock to an individual in return for services rendered valued at $31,602, under exemption as set forth in Regulation S under the Securities Act.

•
On February 21, 2007, the Company issued 115,000 restricted shares of common stock to an individual in return for services rendered valued at $13,326, under exemption as set forth in Regulation S under the Securities Act.

Item 6. Management’s Discussion and Analysis or Plan of Operations

Introduction

The following Management’s Discussion and Analysis (“MD&A”) for the twelve month period ended March 31, 2007 compared with the twelve month period ended March 31, 2006 provides readers with an overview of the operations of Phinder Technologies, Inc. (“Phinder”) and a more detailed explanation of its financial statements. This MD&A provides information that the management of Phinder believes is important to assess and understand the results of operations and the financial condition of the Company.

Our objective is to present readers with a view of Phinder through the eyes of management by interpreting the material trends and uncertainties that affect the operating results, liquidity and financial position of the Company. This discussion and analysis should be read in conjunction with Phinder’s consolidated financial statements and accompanying notes to the financial statements for the twelve month period ended March 31, 2007. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. All monetary amounts, unless otherwise specified, are in United States dollars.

Some statements contained in this Annual Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company’s goals. The Company’s actual results, performance or achievements, expressed or implied in such forward looking statements may differ.

About Phinder Technologies, Inc.

The Company operates its business through its wholly owned subsidiary Zupintra Communications Inc. (“Zupintra”). Operations are classed under one segment, that being the providing of (“VoIP”) services.

The Company’s business operations during fiscal 2007 primarily focused on the wholesaling of VoIP traffic within the carrier to carrier network in the United States.

On April 21, 2006 and December 4, 2006, the Company’s partially owned subsidiary Dakshidin Corporation (“Dakshidin”), formerly Avrada Inc., issued a total of 500,000 and 19,000,000 common shares respectively from treasury to non-related parties. As a result, the Company’s ownership position was reduced from 39.84% at March 31, 2006 to 11.61% at December 4, 2006. The Company does not have control over Dakshidin as the Company’s executive officer is no longer Dakshidin’s President and the Company does not have any representative on the Board of Directors. The Company is not responsible to fund the daily business activities of Dakshidin.

The Company follows SFAS No. 141, ”Business Combinations” and FIN 46(R), “Consolidating of Variable Interest Entities”, in determining that the effect of this stock issuance was to deconsolidate Dakshidin from the consolidated financial statements of the Company.

On March 19, 2007, the Company formed a joint venture corporation with Italba Corporation, based in Panama City, Panama. The joint venture, Zupintra Panama S.A. will focus on developing next generation telecommunications opportunities in Latin America and the Caribbean, including VoIP, broadband wireless data, internet Protocol Television (“IPTV”) and Worldwide Interoperability for Microwave Access (“WiMax”).

On March 27, 2007, the Company sold its wholly owned subsidiary Axcess Internet Solutions, Inc. (“Axcess”) to a non-related third party. The sale of Axcess eliminated our revenue stream from web-based operations, which had been our sole revenue stream in fiscal 2006. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, all revenue, direct costs and all other clearly distinguished and identified costs of this revenue stream have been reclassified as Discontinued operations for both fiscal 2007 and 2006.

Results of Operations for the Twelve Months ended March 31, 2007 and 2006

Continuing Operations

The Company recorded a net loss from continuing operations of $4,825,414 during the twelve months ended March 31, 2007. This represents an increase of 89.3% from March 31, 2006. Fiscal 2006’s loss from continuing operations represents head office costs that could not be clearly distinguished and identified as discontinued operations. Fiscal 2007’s loss from continuing operations includes costs relating to our new revenue stream of VoIP traffic as well as head office costs that could not be clearly distinguished and identified as discontinued operations.

Consolidated Revenues

During fiscal 2007, the Company recorded revenues of $301,579 from the wholesaling of VoIP traffic within the carrier to carrier network. The Company recognizes revenues in two fashions:

•	as a principal, with revenues and costs reported separately,
•	as an agent, with revenues and costs netted against each other and reported as revenue ($3,459,874 of revenue and $3,258,405 of direct costs).

For fiscal 2007 and 2006, the Company’s revenues from the web-based operations stream have been reported under Discontinued Operations. Revenues from this stream were $6,199,971 in fiscal 2007 and $4,297,863 in fiscal 2006.

Gross Profit

Gross profit from continuing operations for the fiscal year ended March 31, 2007 was $181,420. During fiscal 2006, the Company’s revenue was entirely generated by the web-based operations revenue stream that has been reclassified under Discontinued operations.

During fiscal 2007, our billing system misclassified minutes used by our clients, with the result that we undercharged clients for the minutes they actually used. By the time the specific problem was identified, it was too late to go back to clients with adjusted billing. This problem was rectified late in the first quarter of fiscal 2008, by utilizing the services of an outside, non-related company to compare all of the raw call detail records from our suppliers to our records. Any unidentified calls are now being flagged on a daily basis and are immediately addressed and resolved. It is the Company’s belief that this problem has been resolved.

Operating Expenses from Continuing Operations

Selling and administrative expenses from continuing operations during fiscal 2007 were $5,006,834, compared to $2,548,827 during fiscal 2006. The breakdown of these costs are as follows:

	2007	2006
Consulting services	1,724,615	828,102
Administrative	1,251,860	1,148,625
Interest	843,476	306,901
Management fees	695,519	143,459
Financing	247,544	30,424
Selling	124,069	11,171
Computer	53,055	65,649
Depreciation of property and equipment	66,696	14,496
	$5,006,834	$2,548,827

Administrative expenses, consisting of salaries and benefits, office, travel and entertainment, auto, telephone, professional fees, office lease and stock exchange costs, totaled $1,251,860 during fiscal 2007, compared to $1,148,625 during fiscal 2006. Salaries and benefits during fiscal 2007 were $212,654, an increase from the $62,424 recorded in fiscal 2006, due to increased staffing levels. Stock-based compensation during fiscal 2007 totaled $109,835, a decrease from the $595,180 recorded in fiscal 2006. Office expense totaled $82,019 in fiscal 2007, an increase from the $39,709 recorded in fiscal 2006. Travel and entertainment totaled $303,677 in fiscal 2007, an increase of $233,471 due to increased travel required for the start up of VoIP. Office lease totaled $114,087 in fiscal 2007 compared to $75,093 in fiscal 2006, mainly due to our move into new premises with a higher monthly rental in July 2006. Professional fees totaled $186,548 in fiscal 2007, an increase from the $160,259 recorded in fiscal 2006, due to increased audit/accounting fees and insurance costs.

Selling expenses totaled $124,069 for fiscal 2007, compared to $11,171 in fiscal 2006. This increase is due to the hiring of two sales agents during the year to accommodate the sales demands for the VoIP product and one person to co-ordinate with the various VoIP carriers.

Consulting services totaled $1,724,615 for fiscal 2007, compared to $828,102 in fiscal 2006. Of this increase, $254,662 is related to the VoIP product. The balance is due to increased investor relations and financing efforts in fiscal 2007.

Management fees totaled $695,519 for fiscal 2007, compared to $143,459 for fiscal 2006. $405,683 of this increase relates to the costs of managing Zupintra. The Company’s directors received compensation of $139,835 for the twelve months ended March 31, 2007. In past years, they have not received compensation.

Financing costs totaled $247,544 for fiscal 2007, compared to $30,424 for fiscal 2006. $57,800 of the costs incurred in fiscal 2007 relate to setting up factoring agreements for Zupintra Communications. The remaining increase is due to increased fees paid for the obtaining of debentures during fiscal 2007.

Interest costs totaled $843,476 for fiscal 2007, compared to $306,901 for fiscal 2006. Interest related to the conversion feature of debentures during fiscal 2007 totaled $515,306, an increase from the $161,136 recorded in fiscal 2006. In addition, in fiscal 2007 we paid registration penalties totaling $58,360 to the holders of a private placement due to our inability to file a form SB2 Registration Statement that was a condition of the placement.

Depreciation on property and equipment totaled $66,696 in fiscal 2007, as compared to $14,496. This increase is due to the Company’s investment in computer equipment and software for the VoIP product.

The net loss per share for the twelve months ended March 31, 2007 was $0.029, of which $0.073 was from continuing operations. The net loss per share during the twelve months ended March 31, 2006 was $0.055, of which $0.064 was from continuing operations.

Loss on Deconsolidation of Subsidiary

Effective December 4, 2006, the Company ceased to exercise control over its formerly partially owned subsidiary Dakshidin Corporation (formerly Avrada Inc.) due to the issuance of additional shares by Dakshidin to non-related parties. As a result of these share issuances, Phinder’s ownership interest in Dakshidin was reduced to 11.61% (2006 - 39.84%). None of the Company’s officers or Directors have positions with Dakshidin. Due to the Company’s loss of control over Dakshidin, Dakshidin was deconsolidated from the consolidated financial statements of the Company.

Accordingly, common shares of $718,124 included in the Additional paid-in capital and deficit have been deconsolidated. The net value of assets, liabilities and capital stock of Dakshidin of $43,096 has been recorded as a loss on deconsolidation.

Discontinued Operations

Due to the sale of Axcess on March 27, 2007, the operating results for our former revenue stream of web-based operations has been classified as discontinued operations for both fiscal 2007 and 2006. The Company follows SFAS No. 244, “Accounting for the Impairment or Disposal of Long-Lived Assets”, that requires the operating results from a discontinued segment of the continuing entity to be classified as Discontinued Operations.

The net income from discontinued operations during fiscal 2007 was $2,865,081 and the gain on the sale of Axcess was $95,271, totaling $2,960,352 ($0.046 per share) compared to $365,145 ($0.009 per share) during fiscal 2006.

The revenue from discontinued operations during fiscal 2007 was $6,199,971, compared to $4,297,863 during fiscal 2006. Cost of revenues and expenses during fiscal 2007 were $3,334,890, compared to $3,932,718 in fiscal 2006.

Critical Accounting Policies and Estimates

The discussion and analysis of results of operations and financial conditions are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, accounts receivable, other receivables, intangible assets, convertible notes, convertible debentures, amortization of intangible assets, stock options, warrants and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assts and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 2 of the “Notes to Consolidated Financial Statements” includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following is a brief description of the more significant accounting policies and methods that the Company uses.

Revenue Recognition

The Company follows SAB 104, “Revenue Recognition” and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, in regards to the recognition of revenue. Revenue is recognized net of allowances, when the Company has completed its services to clients and when collectibility is reasonably assured.

The Company has two distinct revenue streams that it reports separately. The first is revenue reported as a principal, where the Company deals independently with both clients and suppliers. For this revenue stream, revenue and costs of revenue are reported separately. The second is revenue reported as an agent, where the Company reports net revenues, as it is receiving a commission or a fee and does not meet the criteria established in EITF 99-19 for recording revenue as a principal.

Acquisitions

The Company accounts for acquisitions using the purchase method of accounting. The Company includes the results of operations of the acquired business from the acquisition date. Net tangible and intangible assets of the companies acquired are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is included as goodwill in the accompanying consolidated financial statements.

Goodwill and Other Intangible Assets

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that an intangible asset with a finite useful life be amortized over the period in which the asset is expected to contribute directly or indirectly to the future cash flows of the entity. In accordance with SFAS No. 142, Goodwill is not to be amortized. It is to be tested at each reporting period to identify any potential impairment and measure the amount of a goodwill impairment loss to be recognized, if any.

In accordance with SFAS No. 142, the Company reviews its intangible asset at each reporting period to determine whether the remaining amortization period requires an adjustment and for any possible impairment loss.

Financial Instruments with Derivative Features

The Company does not hold or issue derivative instruments for trading purposes. However, the Company has convertible debentures with embedded derivative components that require separate valuation from the convertible debenture. The Company recognizes the derivative as a liability in its consolidated balance sheets and measures it at its estimated fair value and recognizes changes in the estimated fair value in earnings (losses) in the period of change. The Company has recorded the fair value of the derivative liability in its consolidated balance sheets as the difference between the principal amount of the convertible debentures at issue and the fair value of the convertible debentures without the conversion feature, assuming market interest rates at the time the convertible debentures were issued.

Financial Condition

The Company’s total assets increased from $2,862,597 at March 31, 2006 (which included the assets of the discontinued operations) to $3,292,878 at March 31, 2007. The increase in total assets at March 31, 2007 is attributable to a reduction of $316,113 in current assets and an increase in long-term assets of $746,394.

Current assets decreased from $2,518,988 at March 31, 2006 to $2,202,875 at March 31, 2007. Current assets at March 31, 2006 consisted of cash balances of $388,535, accounts receivable of $1,020,889, other receivables of $8,042 and prepaid expenses of $1,101,522. During fiscal 2007, cash balances increased by $720,359 to $1,108,894, accounts receivable declined by $892,079 to $128,810, other receivables increased by $588,969 to $597,011 and prepaid expenses declined by $733,362 to $368,160. The movement in these balances generally arose from normal business operations, except that the cash balance at March 31, 2007 includes the initial payment received for the sale of Axcess ($940,680) and other receivables includes the balance of the sale price for Axcess ($550,000).

Capital assets, net of accumulated depreciation, increased from $43,609 to $294,904. This increase is entirely due to the investment in capital assets to handle the requirements of Zupintra and the disposal of Axcess.

Due to/from shareholders increased from $(67,511) at March 31, 2006 to $201,360 at March 31, 2007.

Goodwill and intangible asset increased from $300,000 at March 31, 2006 to $505,057 at March 31, 2007. The increase is the net between the elimination of goodwill in Axcess (transferred to Discontinued operations) and the acquisition of an intangible asset through the acquisition of Zupintra Communications.

Long-term receivables increased from Nil at March 31, 2006 to $88,682 at March 31, 2007. This represents receivables that are due at the end of eighteen months.

Total liabilities of the Company increased from $2,938,279 at March 31, 2006 (which included the liabilities of the discontinued operations) to $3,274,865 at March 31, 2007. The increase in total liabilities at March 31, 2007 is attributable to a decrease of $6,320 in current liabilities and an increase in long-term liabilities of $342,906.

Current liabilities decreased from $2,811,476 at March 31, 2006 to $2,805,156 at March 31, 2007. Current liabilities at March 31, 2006 consisted of accounts payable and accrued liabilities of $2,156,833, convertible notes payable of $38,699, convertible debentures of $548,433 and due to shareholders of $67,511. During fiscal 2007, accounts payable decreased by $1,106,000 to $1,050,833, convertible notes payable decreased by $1,625 to $37,074, loans payable increased by $250,000, convertible debentures increased by $912,723 to $1,461,156, current portion of accrued lease obligations increased by $6,093 and due to shareholders declined by $67,511. The movement in these balances generally arose from normal business operations.

Long-term liabilities increased by $342,906 from March 31, 2006 to March 31, 2007. This increase is attributable to an increase of $21,325 in the long-term portion of lease obligations and $321,581 in derivative liabilities. The lease obligation increase is a result of our move into new premises in July 2006. Derivative liabilities is the result of recording the estimate of the fair value of the derivative liability as being the difference between the principal amount of the convertible debentures at issue and the fair value of the convertible debentures without the conversion feature, assuming market interest rates at the time the convertible debentures were issued.

The stockholders’ equity (deficiency) increased from $(75,682) at March 31, 2006 to $18,013 at March 31, 2007. This increase is attributable to:

•	an increase in capital stock and additional paid-in capital of $548,500 from an issuance of 4,868,801 shares of restricted common stock for a private placement,
•	an increase in capital stock and additional paid-in capital of $12,000 from an issuance of 80,000 shares of restricted common stock for a warrant conversion,
•	an increase in capital stock and additional paid-in capital of $298,500 from an issuance of 2,066,667 shares of restricted common stock for the conversion of debentures.
•	an increase in capital stock and additional paid-in capital of $500 from an issuance of 5,000 shares of restricted common stock for the exercising of employee stock options,
•
an increase in capital stock and additional paid-in capital of $200,000 from an issuance of 2,000,000 shares of restricted common stock issued as partial consideration in the acquisition of Zupintra Communications,

•	an increase in capital stock and additional paid-in capital of $747,669 from an issuance of 7,653,000 shares of restricted common stock issued for consulting services and other fees,
•	a decrease in capital stock and additional paid-in capital of $6,600 from the cancellation of 40,000 shares of restricted common stock issued in the previous year for rent,
•	an increase in additional paid-in capital of $109,835 for the estimated fair value of stock-based compensation for employee stock options,
•	an increase in additional paid-in capital of $1,625 for the value of common shares given in the prior years as payment towards convertible note,
•	an increase in additional paid-in capital of $61,150 for the estimated fair value of beneficial conversions features associated with the conversion rights of common stock issued in the current year,
•	a reduction in subscriptions received of $360,000 that was received in fiscal 2006 as a part of the private placement that was issued in fiscal 2007,
•	an increase in additional paid-in capital of $219,332 from an issuance of shares of restricted common stock issued from our subsidiary Dakshidin, for consulting services and other fees,
•
a decrease to additional paid-in capital of $718,124 relating to the transfer to Deficit of $714,124, which represents the elimination of shares issued to non-related parties of our former partially owned subsidiary Dakshidin, due to the deconsolidation of this company from the consolidated financial statements of the Company,

•	the transfer of the derivative liability totaling $169,352 relating to convertible debentures that were repaid and/or converted into restricted common shares,
•	the loss for the fiscal year of $1,865,062.

Liquidity & Capital Resources

The Company’s primary sources of cash have historically been cash flow from operations and equity offerings. The cash has been used for general working capital.

As at March 31, 2007, the Company had current assets of $2,202,875 and current liabilities of $2,805,156, a working capital deficiency of $602,281, as compared to a deficiency of $292,488 at March 31, 2007. The Company believes that the sale of Axcess and resulting concentration on the VoIP business will improve the financial position of the Company.

Cash used in operating activities during the fiscal year ended March 31, 2007 was $3,344,146, as compared to $1,906,274 in fiscal 2006. This decrease is related to the increased loss from continuing operations and the changes in non-cash operating assets and liabilities.

Cash used in investing activities during the fiscal year ended March 31, 2007 was $625,099, as compared to $309,769 during fiscal 2006. This is due to the increase in the purchase of computer hardware and software required for the VoIP operations and the acquisition of an intangible asset (customer relationships) from the purchase of Zupintra Communications.

Cash provided by financing activities during the fiscal year ended March 31, 2007 was $2,920,809, as compared to $1,666,699 during fiscal 2006. This is primarily due to increased convertible debentures issuances, loans and the receipt of funds generated by the sale of Axcess, partially offset by repayments of convertible debentures, shareholders advances and reduced private placement issuances.

Off Balance Sheet Transactions

The Company does not have any off Balance Sheet arrangements.

Contractual Obligations

The Company leases its premises and automobiles under agreements that require minimum payments over the next five years as follows:

2008	$146,938
2009	146,938
2010	146,282
2011	133,869
2012	65,634
$639,661

On March 19, 2007, the Company committed to provide funding of $300,000 to Zupintra Panama, S.A., a joint venture with Italba Corporation.

Subsequent to year-end, the Company committed to provide funding of $700,000 to Zupintra Ghana, Inc., a joint venture with Network Technologies Inc. by September 18, 2007.

The Company is contractually obligated to issue up to 5,968,847 shares of its common stock under warrants exercisable at prices between $0.15 and $0.60 per share.

During the year, the Company entered into a factoring agreement with a non-related third party, who has placed a Personal Property Security Assignment on the Company’s accounts receivable, all cash and non-cash proceeds from receivables and all books and records.

Transactions with Related Parties

During the year, the Company sold VoIP traffic valued at $201,469 to a company controlled by one of the Company’s directors. The amount of $22,208 is due from this company and is recorded in accounts receivable.

During 2007 and 2006, the Company employed as a consultant a shareholder who held shares in excess of 5% of the total outstanding shares of the Company at March 31, 2007 and 2006. Total payments were $272,676 in 2007 and $215,166 in 2006.

Item 7. Financial Statements

The consolidated financial statements required by this item are incorporated herein by reference to the consolidated financial statements beginning on page F-1 immediately following the signature page.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A. Disclosure Controls and Procedures

During the evaluation of controls and procedures, management identified that there were deficiencies in preparing our internal financial information, in that they were not prepared in anticipation of using United States GAAP, due to our change in domestication from a Canadian company to a United States company in February 2007.  Upon identifying this requirement, management has implanted controls and procedures such that all financial information will be prepared pursuant to the requirements of United States GAAP.

Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.
PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
The following chart sets forth the names, ages and positions with the Company of the persons who currently serve as our directors and executive officers. There are no family relationships between any present executive officers and directors.

Name	Age (1)	Title
John van Arem	49	President, Chief Executive Officer and Chairman of the Board (3)
Wayne Doss	52	Director (2), (3)
Kevin Donahue	36	Director

(1) Age as of March 31, 2007
(2) Independent Director
(3) Member of the Audit Committee

Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company and their principal occupations for the past five years.

John van Arem - President and Chief Executive Officer since May 1999. Mr. van Arem is responsible for overall management of the corporation. With ten years of experience in the technology industry, he is knowledgeable about all aspects of Zupintra`s business and has developed relationships in the technology sector that facilitate the business while maintaining day-to-day business relationships with service providers, customers, investors, and media. Mr. van Arem studied at the Nautical College, Amsterdam, in the Netherlands.

Wayne Doss - Director since 2001. Mr. Doss has over twenty years of financial and operational experience. For ten years Mr. Doss served in the capacity of President, CEO and Chief Financial Officer of Keller industries, a diversified building products company with four divisions and 4,000 employees. Mr. Doss was instrumental in the turn around and subsequent sale of Keller Industries in 1998. As the President of the Ladder Division for the purchaser USI, Mr. Doss integrated the division into one of USI's operating units in 1999. Since leaving the corporate environment, Mr. Doss has provided consulting services to various companies and assisted development stage companies with their growth plans and objectives.

Kevin Donahue - Director since August 2006. Mr. Donahue has over fifteen years of experience in global telecommunications and business development. For the past seven years, he served as President and CEO of ConvergenceNow.  Prior to that, he served for six years as the President of Global Business Development for the World Wide Group, a major Affinity Group.  Prior to that, he worked as an independent telecommunication consultant with such companies as Sprint, AT&T, MCI, Qwest, Telecom Italia and various others companies.

The President and Chief Executive Officer has been appointed by the Board of Directors and holds his office at the discretion of the Board.

None of the officers or Board members has been involved in any bankruptcy petition filed by or against any business of which they were a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time.

None of the officers or Board members has any conviction in a criminal proceeding or is subject to a pending criminal proceeding.

None of the officers or Board members is subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

None of the officers or Board members have been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of equity securities of Phinder with the SEC. Officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Both Kevin Donahue and Wayne Doss have not filed Form 3. Mr. van Arem is in compliance with Section 16(1) reporting requirements.

Code of Ethics

Phinder has adopted a code of ethics that applies to its employees, including its principal executive, financial and accounting officers or persons performing similar functions. Phinder’s Code of Conduct will be posted on our website at http://www.zupintra.com within the near future. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, a provision of the Code that applies to its principal executive, financial and accounting officers or persons performing similar functions by posting such information on its website at the website address set forth above.

Corporate Governance

Director Independence

In determining director independence, Phinder defines independent directors in accordance with the applicable rules of the SEC and Nasdaq Marketplace Rules. According to this definition, Mr. Doss is an independent director.

Board Meeting and Committees; Annual Meeting Attendance

The Board of Directors held one meeting during the fiscal year ended March 31, 2007. All Directors attended this meeting.

The Board has no formal policy regarding attendance at annual shareholder meetings; however, directors are encouraged to attend. The Company did not hold an annual shareholder meeting during fiscal 2007. A special shareholder meeting was held in fiscal 2007 to vote on the change of domicile from Ontario, Canada to Florida, U.S.

The Board of Directors has designated one standing committee: the Audit Committee. Board nominations are considered by the full Board. There are no specific criteria for Director nominees; however the Board looks for individuals who are independent and knowledgeable with respect to general business matters. There has been no material change in the procedures by which our shareholders may recommend nominees to our Board of Directors, since such procedures were adopted and implemented. The Company does not have a Compensation Committee. However, compensation matters are handled by the Board.

Audit Committee

The Audit Committee is responsible for making recommendations to the Board of Directors concerning the selection and engagement of independent accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and independent registered public accounting firm’s independence. The Audit Committee is also responsible for reviews and discusses with management and the Board of Directors such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Its membership is currently comprised of Mr. van Arem (Chairman) and Mr. Doss. The Audit Committee did not meet during the fiscal year ended March 31, 2007. A copy of the current Audit Committee Charter will be available shortly on the Company’s website http://www.zupintra.com. The Audit Committee Charter is reviewed annually and was last reviewed May 24, 2007, at which time no amendments were proposed.

Audit Committee Financial Expert

The Board of Directors has determined that both Mr. John van Arem and Mr. Wayne Doss are audit committee financial experts within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Compensation Discussion and Analysis

General Executive Compensation Philosophy

We compensate our executive management through a combination of base salary and merit based performance equity compensation that is designed to be competitive within our industry.

We adhere to the following policies that are designed to support the achievement of our business strategies:

•
a portion of the executive total compensation should be comprised of equity compensation to focus management on the long-term interests of shareholders. The equity-based component promotes a continuing focus on building profitability and shareowner value.

•
total compensation should enhance our ability to attract, retain, motivate and develop knowledgeable and experienced executives upon whom, in large part, our successful operation and management depends.

In this regard, we believe that the executive compensation program for our named executive officers is consistent with our financial performance and the performance of the named executive officer.

Our Named Executive Officer for Fiscal 2007

This analysis focuses on the compensation paid to our “named executive officer,” which is a defined term generally encompassing all persons that serviced as our principal executive office or principal financial officer at any time during the fiscal year. During fiscal 2007, our named executive officer was:

John van Arem - Chairman of the Board and Chief Executive Officer.

Other than the CEO, we had twelve paid employees and contractors during the year.

Elements of Compensation

Base Salary

The base salary of the Company’s named executive officer is evaluated annually. In evaluating appropriate pay levels and salary increases, the Board considers achievement of the Company’s strategic goals, level of responsibility, individual performance and external pay practices.

Equity Incentive Grants

We view stock options as our primary long-term compensation vehicle for our executive officer. Stock options are granted at or above the prevailing market price on the date of the grant and will have value only if our stock price increases. Grants of stock options generally are based upon achieving certain target levels relating to the Company’s revenue. We do not time or plan the release of material, non-public information for the purpose of affecting the value of executive compensation.

We believe that stock options will continue to be used as the predominant form of stock-based compensation.

Other Benefits

There are no other benefits provided to employees at this time, including pension, severance or change in control benefits.

Tax Considerations

Section 162(m) of the Internal Revenue Code places limits on the deductibility of compensation in excess of $1 million paid to executive officers of publicly held companies. We do not believe that Section 162(m) has had or will have any impact on the compensation policies followed by the Company.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation for services rendered during the fiscal years ended March 31, 2007 and 2006 by our named executive officers. We have no other officers.

	Year	Salary	Other (1)	Other (2)	Total
John van Arem,	2007	$150,000	$12,600	$75,000	$237,600
Chief Executive Officer and Chairman	2006	144,000	12,600	75,000	231,600
of the Board

(1)	Represents car and parking allowances.
(2)	Relates solely to compensation expense associated with options issued in fiscal 2007. Please see the table below for details of these options

	Grant Date	Option Awards	Exercise Price	Grant Date Fair Value	Option Expiry Date
John van Arem	February 1, 2007	*	$0.15	$0.11	Feb. 1, 2017
	February 10, 2006	1,000,000	0.15	0.15	Feb. 10, 2016

* 8,000,000 options have been committed for Mr. van Arem. The options become exercisable only upon the attainment of specific quarterly revenue goals. As of July 30, 2007, none of these revenue goals have been attained.

Director Compensation

The following table sets forth the aggregated compensation for services rendered during the fiscal year ended March 31, 2007.

Name	Fees Pd in Cash	Fees pd by Stock	Total
Michael Curtis (i)	$-	$47,080	$47,080
Wayne Doss	5,000	47,080	52,080
John van Arem	-	43,440	43,440

(i) Mr. Curtis resigned as a director in August 2006.
(ii) No compensation was paid to Kevin Donahue during the year

Stock Option Plan

In May 2007, the stockholders of the Company approved the 2007 Stock Option Plan (the “2007 Plan”) which provides for the issuance of incentive stock options and Stock Appreciation Rights up to an aggregate of 25% of the total number of outstanding shares (on a non-diluted basis) immediately prior to the proposed grant. The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board of Directors or a committee thereof; however, in the case of incentive stock options the exercise price shall not be less than the fair market value of the Company’s common stock on the date the option is granted. As of March 31, 2007, there were options to purchase 5,125,000 shares (2006 - 4,695,000) of the Company’s common stock outstanding under the plan. The outstanding options vest at the time of issue. The exercise prices range from $0.10 to $0.17 per share. During fiscal 2007, 1,125,000 options (2006 - 4,695,000) were granted and 690,000 options (2006 - 247,000) expired or were cancelled. During fiscal 2007, 5,000 options (2006 - 0) were exercised.

In addition, the Company has committed to issuing options exercisable into 8,000,000 (2006 - 4,000,000) common shares, upon the Company’s attaining various revenue targets within the next ten years. No SARs have been issued under this plan.

Item 11. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.

The following table sets forth information regarding the ownership of our common stock as of July 30, 2007 by: (i) each director; (ii)each of the Named Executives Officers in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. As of July 30, 2007, there are 82,190,673 shares of common stock and 0 shares of our preferred stock issued and outstanding.

Name and Address of	Number of Shares	% of Common Stock
Beneficial Owner (1)	Beneficially Owned (2)	Beneficially Owned
John van Arem (i)	8,601,897	9.2%
Wayne Doss	420,000	* %
Kevin Donahue	-	-
All Executive Officers and	9,021,897	9.7%
Directors as a Group (3 people)

* indicates less than one percent
(i) the number of shares beneficially owned includes 3,655,717 of shares that the holder has the right to acquire within 60 days, from options, warrants, rights, conversion privilege or similar obligations.

(1) Unless otherwise noted, all listed shares of common stock are owned of record by each person or entity named as beneficial owner and that person or entity named as beneficial owner and that person or entity has sole voting and dispositive power with respect to the shares of common stock owned by each of them. All addresses are c/o Phinder Technologies, Inc., 181 University Avenue, Suite 210, Toronto, Ontario, Canada M5H 3M7 unless otherwise indicated.
(2) As to each person or entity named as beneficial owners, that person’s or entity’s percentage of ownership is determined based on the assumption that any options or convertible securities held by such person or entity which are exercisable or convertible within 60 days have been exercised or converted, as the case may be.

Item 12. Certain relationships and related Transactions, and Director Independence

Transactions with Related Persons

None.

Promoters and Control Persons

In April 2006, 153,846 common shares and 92,500 warrants exercisable at $0.20, were issued to Aaron Lasry in payment of fees related to a private placement of $580,000.

In April 2006, a payment of $18,500 was made to Avalon International Group in payment for fees related to a private placement of $580,000.

In April 2006, 92,500 warrants exercisable of $0.20 were issued to Rosemarie Stoffo for fees related to a private placement of $580,000.

In April 2006, 96,923 warrants exercisable of $0.20 were issued to Robert Spiegel for fees related to a private placement of $580,000.

In April 2006, 64,615 warrants exercisable of $0.20 were issued to Capital Growth Financial for fees related to a private placement of $580,000.

In May 2006, a payment of $21,000 was made to Capital Growth Financial for their fees related to a private placement of $580,000.

In May 2006, a payment of $12,000 was made to Tony Vespa for his fees related to a private placement of $580,000.

In July and October 2006, payments totaling $38,750 were made to Freequest International for fees for a convertible debenture of $1,445,000.

In July 2006 a payment of $20,000 was made to David Putnam for fees for a convertible debenture of $1,445,000.

In October 2006, a payment of $8,750 was made to Mark Seaton as a partial payment for his efforts in putting together a convertible debenture of $1,445,000.

In December 2006, 289,000 common shares were issued to David Putnam as final payment for his efforts in putting together a convertible debenture of $1,445,000.

In December 2006, 289,000 common shares were issued to Mark Seaton as final payment for his efforts in putting together a convertible debenture of $1,445,000.

The offer and sale (or issuance) of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, either through Regulation S for non-United States citizens or entities or as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulations D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Act or exempt from registration under the Securities Act; and (2) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 13. Exhibits

Exhibit No.	Description

Exhibit 3.1	Certificate of incorporation, incorporated by reference to the exhibits of the Company’s Form 8K filed on January 25, 2007, with the
Securities and Exchange Commission
Exhibit 3.1	Articles of amendment
Exhibit 10.1	Executive Employment Agreement
Exhibit 10.2	Shareholders Agreement with Italba Corporation with respect to Joint
Venture of Zupintra Panama, S.A., incorporated by reference to the exhibits of the Company’s Form 8K filed on March 21, 2007 with the
Securities and Exchange Commission
Exhibit 10.3	Stock Purchase Agreement with JLC Affiliated Companies LLC with respect to the sale of Axcess Internet Solutions, Inc., incorporated by reference to the exhibits of the Company’s Form 8K filed on March
21, 2007 with the Securities and Exchange Commission
Exhibit 10.4	Amendment to the Stock Purchase Agreement with JLC Affiliated
Companies LLC with respect to the sale of Axcess Internet Solutions,
Inc., incorporated by reference to the exhibits of the Company’s Form
8K filed on May 29, 2007 with the Securities and Exchange
Commission
Exhibit 10.5	Stock Option Plan
Exhibit 14	Code of Ethics
Exhibit 21	Subsidiaries of the Company
Exhibit 31.1	Section 302 Certification of the Chief Executive Officer
Exhibit 31.2	Section 302 Certification of the Chief Financial Officer
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2003
Exhibit 32.1	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2003
Exhibit 99.1	Audit Committee Charter

Item 14. Principal Accountant Fees and Services

In June of 2001, the Company’s Audit Committee engaged Mintz & Partners LLP as the independent registered public accounting firm of the Company.

Fees that we expect to be paid to Mintz & Partners LLP for the fiscal year ended March 31, 2007 and fees paid for the fiscal year ended March 31, 2006, are set forth below:

	2007	2006
Audit fees	$123,000	$47,523
Tax fees	13,771	36,027
All other fees	9,181	11,801
	$145,952	$95,351

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2007 and 2006.

Tax Fees

Tax fees were for the consulting and planning services rendered during the years ended March 31, 2007 and 2006 and included the preparation of tax returns.

All Other Fees

These fees were for the consulting and review of correspondence between the Company and the Securities Exchange Commission and the Ontario Securities Commission. Rendered during the years ended March 31, 2007 and 2006.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including Quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The Audit Committee pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee

Tax Services. The Audit Committee pre-approves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. All other tax services must be specifically approved by the Audit Committee.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or to its Chair or any of its other members pursuant to delegated authority) for approval.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

Phinder Technologies, Inc. (Registrant)

Date: August 10, 2007	By:	/s/ John van Arem
John van Arem, Chairman of the Board, Chief Executive Officer and Chief Financial Officer
Title

In accordance with Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ John van Arem	Chairman of the Board of Directors,	August 10, 2007
John van Arem	Chief Executive Officer and
Chief Financial Officer

/s/ Wayne Doss	Director	August 10, 2007
Wayne Doss

/s/ Kevin Donahue	Director	August 10, 2007
Kevin Donahue

PHINDER TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 and 2006

PHINDER TECHNOLOGIES, INC.

MARCH 31, 2007 and 2006

CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Stockholders’ Equity (Deficiency)	F4 - F5

Consolidated Statements of Cash Flows	F6 - F8

Notes to Consolidated Financial Statements	F9 - F36

Mintz & Partners LLP

200 - 1 Concorde Gate
North York, ON M3C 4G4

T. 416.391.2900
F. 416.391.2748
Web site: www.mintzca.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Phinder Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Phinder Technologies, Inc. and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the two-year period ended March 31, 2007. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phinder Technologies, Inc. and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Toronto, Ontario
August 2, 2007

"MINTZ & PARTNERS LLP"
CHARTERED ACCOUNTANTS

This office is an independently owned and operated member of the Collins Barrow National Cooperative Incorporated. The Collins Barrow trademarks are used under license.

Top 50 Employers

Praxity MEMBER GLOBAL ALLIANCE OF INDEPENDENT FIRMS

PHINDER TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

AS AT MARCH 31,	2007	2006
		(Restated - Note
		26 & 27)
ASSETS
CURRENT
Cash	$1,108,894	$388,535
Accounts receivable (Note 3)	128,810	1,020,889
Other receivables (Note 4)	597,011	8,042
Prepaid expenses (Note 5)	368,160	1,101,522
	2,202,875	2,518,988

LONG-TERM RECEIVABLES (Note 6)	88,682	-
DUE FROM SHAREHOLDERS (Note 7)	201,360	-
PROPERTY AND EQUIPMENT (Note 8)	294,904	43,609
INTANGIBLE ASSET (Note 9)	505,057	-
GOODWILL (Note 9)	-	300,000
	$3,292,878	$2,862,597

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$1,050,833	$2,156,833
Convertible notes payable (Note 10)	37,074	38,699
Loans payable (Note 11)	250,000	-
Convertible debentures (Note 12)	1,461,156	548,433
Current portion of accrued lease obligation (Note 13)	6,093	-
Due to shareholders (Note 7)	-	67,511
	2,805,156	2,811,476

ACCRUED LEASE OBLIGATION (Note 13)	21,325	-
DERIVATIVE LIABILITIES (Note 12)	448,384	126,803
	3,274,865	2,938,279

STOCKHOLDERS’ EQUITY (DEFICIENCY)
CAPITAL STOCK (Note 14)	8,452	5,294
SUBSCRIPTIONS RECEIVED (Note 14)	-	360,000
ADDITONAL PAID IN CAPITAL	7,761,842	6,121,271
DEFICIT	(7,752,281)	(6,562,247)
	18,013	(75,682)
	$3,292,878	$2,862,597

See Accompanying Notes

PHINDER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31	2007	2006
		(Restated -
		Note 26 & 27)
REVENUES - PRINCIPAL	$100,110	$-
REVENUES - AGENT	201,469	-
	301,579	-

COST OF REVENUES - PRINCIPAL	120,159	-

GROSS PROFIT	181,420	-

EXPENSES
Consulting services	1,724,615	828,102
Administrative	1,251,860	1,148,625
Interest	843,476	306,901
Management fees	695,519	143,459
Financing	247,544	30,424
Selling	124,069	11,171
Computer	53,055	65,649
Amortization of property and equipment	66,696	14,496
	5,006,834	2,548,827

Loss - from continuing operations	(4,825,414)	(2,548,827)

Loss on deconsolidation of subsidiary (Note 1 and 15)	(43,096)	-
Discontinued operations (Note 16)	2,960,352	365,145

NET LOSS	$(1,908,158)	$(2,183,682)

EARNINGS (LOSS) PER SHARE (Note 2)
- FROM CONTINUING OPERATIONS	$(0.073)	$(0.064)
- FROM DISCONTINUED OPERATIONS	$0.046	$0.009
- NET LOSS	$(0.029)	$(0.055)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES	65,783,310	39,575,665

See Accompanying Notes

PHINDER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED MARCH 31, 2007 and 2006

			Additional
	Common Shares		Paid-in	Subscriptions
	Number	Par Value	Capital	Received	Deficit
Balance, March 31, 2006	54,940,662	$5,294	$6,121,271	$360,000	$(6,562,247)
Issued during the year for:
Cash/private placements	4,868,801	487	548,013	-	-
Warrant conversion	80,000	8	11,992	-	-
Debenture conversion
(Note 12)	2,066,667	206	298,294	-	-
Stock options exercised
(Note 14)	5,000	1	499	-	-
Acquisition of Zupintra
(Note 22)	2,000,000	200	199,800	-	-
Consulting services and fees	7,653,000	765	746,904	-	-
Cancelled during the year for:
Rent	(40,000)	(4)	(6,596)	-	-
Stock-based compensation
(Note 14)	-	-	109,835	-	-
Capital stock issued from
subsidiary for services	-	-	224,322	-	-
Beneficial conversion feature of
convertible debentures	-	-	61,150	-	-
(Note 12)
Derivative liability on
convertible debentures	-	-	169,352	-	-
(Note 12)
Subscription utilized in a
private placement	-	-	-	(360,000)	-
Deconsolidation of
Subsidiary (Note 1)	-	-	(718,124)	-	718,124
Cancellation of capital stock
issued by subsidiary for services	-	-	(5,000)	-	-
Fair value estimate of stock
options exercised	-	1,495	(1,495)	-	-
Adjustment to value of shares
given as payment towards
convertible note	-	-	1,625	-	-
Net loss for the year	-	-	-	-	(1,908,158)
Balance, March 31, 2007	71,574,130	$8,452	$7,761,842	$-	(7,752,281)

See Accompanying Notes

PHINDER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED MARCH 31, 2007 and 2006

			Additional
	Common Shares		Paid-in	Subscriptions
	Number	Par Value	Capital	Received	Deficit
Balance, March 31, 2005	22,339,497	$2,234	$3,267,782	$-	$(4,378,565)
Issued during the year for:
Cash/private placements	9,898,999	990	686,571	-	-
Warrant conversion	1,506,666	151	107,092	-	-
Debenture conversion	750,000	75	74,925	-	-
Loan conversion	50,000	5	4,995	-	-
Collateral	2,000,000	-	-	-	-
Consulting services	18,315,500	1,831	1,285,500	-	-
Rent	80,000	8	13,692	-	-
Stock-based
compensation (Note 14)	-	-	595,180	-	-
Capital stock issued
from subsidiary for cash	-	-	10,000	-	-
Capital stock issued
from subsidiary for
services	-	-	42,800	-	-
Beneficial conversion
of debenture (Note 12)	-	-	76,400	-	-
Subscription received
from a private placement	-	-	-	360,000	-
Cancelled capital stock
issued by subsidiary
for services	-	-	(43,666)	-
Net loss for the year	-	-	-	-	(2,183,682)
Balance, March 31, 2006 -
Restated	54,940,662	$5,294	$6,121,271	$360,000	$(6,562,247)

See Accompanying Notes

PHINDER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31	2007	2006
		(Restated -
		Note 26 & 27)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss from continuing operations	$(4,825,414)	$(2,548,827)
Items not affecting cash:
Amortization of property and equipment	66,696	14,496
Accrued lease obligation (Note 2 and 13)	27,418	-
Shares issued for consulting services	466,982	300,439
Shares issued for services	477,742	105,179
Stock-based compensation for stock options issued (Note 14)	109,835	595,180
Loss on disposal of property and equipment	366	-
Beneficial conversion of convertible debenture (Note 12)	61,150	76,400
Accretion interest on convertible debentures (Note 12)	454,155	84,736
Shares issued by subsidiary for services, net of cancellations	-	(866)
Settlement of debt by share issuance	-	2,999

	(3,161,070)	(1,370,264)
Net change in non-cash operating assets and liabilities (Note 17)	(183,076)	(536,010)
CASH USED IN OPERATING ACTIVITIES	(3,344,146)	(1,906,274)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(320,042)	(9,769)
Acquisition of intangible asset (Note 22)	(305,057)	-
CASH USED IN INVESTING ACTIVITIES	(625,099)	(309,769)
CASH FLOWS FROM FINANCING ACTIVITIES
Subscriptions received in advance of share issuance (Note 14)	(360,000)	360,000
Issuance of convertible debentures (Note 12)	1,533,328	645,500
Repayment of convertible debentures (Note 12)	(285,328)	(5,000)
Proceeds of sale of subsidiary (Note 16)	1,490,680	-
Increase in loans payable, net of repayments (Note 11)	250,000	-
Issuance of shares and warrants, net of issuance costs	561,000	794,804
Issuance of shares, net of issuance costs, by subsidiary	-	10,000
Increase in Advances to shareholders, net of repayments	(268,871)	(138,605)
CASH PROVIDED BY FINANCING ACTIVITIES	2,920,809	1,666,699
CASH FLOWS USED IN CONTINUING OPERATIONS	(1,048,436)	(549,054)
Cash flows provided by (used in) discontinued operations (Note 16)	1,768,795	935,338
CASH - beginning of year	388,535	2,251
CASH - end of year	$1,108,894	$388,535

See Accompanying Notes

PHINDER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

Non-cash transactions:

During fiscal 2007, the Company entered into the following non-cash transactions for operating and financing activities:

•	5,000,000 common shares were issued in payment for consulting services with $466,982 expensed and $3,784 recorded as a prepaid.

•	1,200,000 common shares were issued in payment for directors’ fees, valued at $134,835.

•	1,198,000 common shares were issued in payment of financing and loan fees, valued at $114,321.

•	175,000 common shares were issued in payment of loan interest, valued at $19,014.

•	50,000 common shares were issued in payment for network maintenance, valued at $5,000.

•	30,000 common shares were issued in payment of employee termination agreements, valued at $3,732.

•	40,000 common shares issued during the previous fiscal year for rent and valued at $6,600 were cancelled.

•	Stock-based compensation for employee stock options valued at $109,835 was recognized during the year for stock options issued. (Note 14)

•	$212,439 in consulting services previously recorded as prepaid expenses were charged to expense for shares issued in 2006.

•	$183,334 in consulting services previously recorded as prepaid expenses were charged to expense for shares issued in 2006 and recorded under discontinued operations.

•	2,000,000 common shares were issued in conjunction with the acquisition of Zupintra Communications Inc. (formerly KBD Enterprises, Inc.), valued at $200,000. (Note 22)

•	2,066,667 common shares were issued in settlement of convertible debentures valued at $298,500. (Note 12)

•	Accretion interest of $454,155 recorded on convertible debentures. (Note 12)

PHINDER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

•
The Company entered into a lease for new office premises that included three months of free rent valued at $32,451. Rent is being recorded on a straight-line basis over the life of the lease. (Note 13)

During fiscal 2006, the Company entered into the following non-cash transactions for operating and financing activities:

•
15,271,000 common shares were issued in payment of consulting services, with $361,550 expensed during fiscal 2006. This includes $61,111 shown under discontinued operations and $758,943 as a prepaid during the fiscal year.

•	1,490,000 common shares were issued in payment of financing and loan fees, valued at $90,023.

•	1,500,000 common shares were issued in payment for Web hosting contract valued, at $72,360.

•	80,000 common shares were issued in payment of rent valued, at $13,700.

•	Stock-based compensation for employee stock options valued at $595,180 was recognized during the year for stock options issued. (Note 14)

•	10,000 common shares were issued as payment of salary increases, valued at $1,006.

•	4,500 common shares were issued as payment of loan interest, valued at $450.

•	50,000 common shares were issued in payment of a loan, valued at $5,000.

•	750,000 common shares were issued in settlement of a convertible debenture, valued at $75,000. (Note 12)

•	40,000 common shares were issued in payment of a debt valued at $2,999.

•	500,000 subsidiary common shares were issued in payment for consulting services, valued at $42,800.

•	510,000 subsidiary common shares were cancelled for non-performance of consulting services, originally valued at $43,666.

•	Accretion interest of $84,736 recorded on convertible debentures. (Note 12)

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

Note 1        Nature of Operations and Basis of Presentation

Phinder Technologies, Inc. (the “Company”), through its wholly owned subsidiary, Zupintra Communications Inc. (“Zupintra”) is in the business of wholesaling Voice over Internet Protocol (“VoIP”) traffic within the “carrier to carrier” network.

Zupintra (formerly KBD Enterprises Inc.), was acquired on July 20, 2006 to facilitate the move of the Company into the telecommunications marketplace. Prior to this date, the Company derived its revenues from the provision of e-commerce services to small businesses.

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company, its wholly owned operating subsidiary Zupintra and its wholly-owned inactive subsidiaries Phinder Corporation (“Phinder”), Web Dream Inc (“WD”) and Pizay Investments Inc. (“Pizay”).

The Company is incorporated under the laws of the state of Florida. Zupintra is incorporated under the laws of the state of Nevada. Phinder, WD and Pizay are all incorporated under the laws of the province of Ontario, Canada. All inter-company transactions and balances have been eliminated upon consolidation.

On March 19, 2007, the Company announced that it had entered into a joint venture with Italba Corporation, to be known as Zupintra Panama, S.A. (“Zupintra Panama”). The focus of this joint venture is the development of telecommunication opportunities in Latin America and the Caribbean. The Company owns 51% of the shares of Zupintra Panama. The Company has agreed to provide $300,000 in funding to the joint venture as well as making its credit facilities available to it. As of March 31, 2007, Zupintra Panama, S.A. was not active, with no assets and liabilities and has no effect upon the consolidated financial statements of the Company.

UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Previously the Company’s consolidated financial statements were prepared in accordance with Canadian Generally Accepted Accounting Principles (“Canadian GAAP”) and reported in Canadian dollars. On January 16, 2007, the Company changed its domicile from Ontario, Canada to Florida, United States. As a result of this domicile change, the consolidated financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”), with the reporting currency being United States dollars.

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

In accordance with Statement of Financial Accounting Standards (“SFAS”) No, 52, “Foreign Currency Translation”, the prior years’ comparative results have been restated from Canadian dollars, to the reporting currency. The comparative numbers on the Balance Sheet have been restated using the closing exchange rate in effect on March 31, 2006. The comparative numbers on the Statements of Operations and Deficit and Statements of Cash Flows have been restated using average exchange rates.

The Company’s reporting and functional currency is United States dollars.

Discontinued Operations

On March 27, 2007, the Company sold its wholly owned subsidiary, Axcess Internet Solutions, Inc. (“Axcess”) to an unrelated third party. The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires that the operating results of Axcess for the periods of April 1, 2006 to March 27, 2007 and April 1, 2005 to March 31, 2006 be classified as Discontinued Operations. (Note 16).

Deconsolidation of Dakshidin Corporation

In fiscal 2006, the Company owned a substantial (39.84%) amount of the issued shares of Dakshidin Corporation (“Dakshidin”) and controlled the company, as the Company’s executive officer was Dakshidin’s President and Director. Following Financial Interpretation (“FIN”) 46 (R), “Consolidating of Variable Interest Entities”, Dakshidin was consolidated into the consolidated financial statements of the Company.

On April 21, 2006 and December 4, 2006, the Company’s partially owned subsidiary Dakshidin Corporation (“Dakshidin”), formerly Avrada Inc., issued 500,000 and 19,000,000 common shares respectively from treasury to non-related parties. As a result, the Company’s ownership position decreased from 39.84% at March 31, 2006 to 11.61% at December 4, 2006. The Company does not have control over Dakshidin as the Company’s executive officer is no longer Dakshidin’s President or Director.

The Company follows SFAS No. 141, “Business Combinations” and FIN 46(R), “Consolidating of Variable Interest Entities”, in determining that the effect of this stock issuance was to remove Dakshidin from the consolidated financial statements of the Company.

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

Going Concern Basis of Presentation

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

During the year ended March 31, 2007, the Company incurred losses from continuing operations of $4,825,414 (2006 - $2,548,827) and has a working capital deficit of $602,281 (2006 - $292,488). As a result, the Company’s continuance as a going concern is dependent upon its ability to obtain adequate financing or to reach and sustain profitable levels of operation. It is not possible to predict whether financing efforts will be successful or if the company will attain profitable levels of operation.

Note 2        Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from these amounts. The reported amounts subject to significant management estimates include the assessment of valuation of stock options, warrants, convertible notes, convertible debentures, accounts receivables, other receivables and amortization of intangible asset.

Revenue Recognition

The Company follows Staff Accounting Bulleting (“SAB”) 104, “Revenue Recognition” and Emerging Issue Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, in regards to the recognition of revenue. Revenue is recognized net of allowances, when the Company has completed its services to clients and when collectibility is reasonably assured.

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

The Company has two distinct revenue streams that it reports separately. The first is revenue reported as a principal, where the Company deals independently with both clients and suppliers. For this revenue stream, revenue and costs of revenue are reported separately. The second is revenue reported as an agent, where the Company reports net revenues, as it is receiving a commission or a fee and does not meet the criteria established in EITF 99-19 for recording revenue as a principal.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. The criteria for allowance provision are determined on historical experiences and the Company’s assessment of the general financial conditions affecting its customer base. If the Company’s actual collections experience changes, revisions to the allowance may be required.

Property and Equipment

Property and equipment are recorded at cost less accumulated amortization. Amortization is provided over the estimated useful life of the asset using the following annual rates:

Furniture and equipment	20% declining balance
Leasehold improvements	Straight line over the lease term
Computer hardware	30% declining balance
Computer software	100% declining balance

Amortization is charged once the Company starts to use the equipment. Major computer hardware and software purchases are amortized based upon the number of months that the item has been used.

Property and equipment are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying values may not be recoverable. The Company tests for impairment each reporting period. An impairment charge is recognized for the amount, if any, by which the carrying value of the asset exceeds the fair value.

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

Acquisitions

The Company accounts for acquisitions using the purchase method of accounting. The Company includes the results of operations of the acquired business from the acquisition date. Net tangible and intangible assets of the companies acquired are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is included as goodwill in the accompanying consolidated financial statements.

Goodwill and Other Intangible Assets

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that an intangible asset with a finite useful life be amortized over the period in which the asset is expected to contribute directly or indirectly to the future cash flows of the entity. In accordance with SFAS No. 142, Goodwill is not to be amortized. It is to be tested at each reporting period to identify any potential impairment and measure the amount of a goodwill impairment loss to be recognized, if any.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assts”, the Company reviews its intangible asset at each reporting period to determine whether the remaining amortization period requires an adjustment and for any possible impairment loss.

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset and liability method of accounting for income taxes. Under the assets and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

Loss Per Share

The Company reports loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Loss per share is computed using the weighted average number of shares outstanding during the year, which amounts to 65,783,310 (2006 - 39,575,665).

The effects of the options granted under the Company’s share option plan, the exercise of outstanding options, the exercise of outstanding warrants and the conversion of convertible debentures were excluded from the loss per share calculations for the years presented as their inclusion is anti-dilutive. Accordingly, diluted loss be share has not been presented.

The following securities were not considered in the earnings per share calculation:

	March 31, 2007	March 31, 2006
Options	5,125,000	4,695,000
Warrants	5,968,847	7,907,769
Convertible debentures	654,190	3,124,847
	11,748,037	15,727,616

Foreign Currency Translation

The functional and reporting currency of the Company is United States dollars. The transactions of the Company’s Canadian subsidiaries are reported in accordance with SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities are translated at the exchange rate at the Balance Sheet date. Revenue and expenses are translated at the exchange rate at the date those elements are recognized. Gains and losses resulting from foreign currency transactions are included in the calculation of net income.

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”. Generally Accepted Accounting Principles generally require that realized revenue, expenses, gains and losses be included in net income. Unrealized gains and losses on available for sale securities, translation adjustments arising on the consolidation of foreign subsidiaries and net income are components of comprehensive income.

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

Stock-based Compensation

The Company follows SFAS No. 123(R) “Accounting for Stock-based Compensation”, which requires that all stock-based compensation, including options, be expensed at the fair value, as of the grant date, over the vesting period. The Company uses the Black-Scholes option pricing model to determine compensation expense. Payment of shares to non-employees are booked at the fair value of the goods and services received, or at the fair value of the shares being issued, whichever is more reliably measured.

Accrued Lease Obligation

Lease rentals under operating leases are included in the determination of net income on a straight-line basis over the lease term. Cash payments are made according to the actual terms of the lease. Rental expenses in excess of cash payments are included in accrued lease obligation which will be drawn down over the lease term after the point in time when the cash payments begin to exceed the rental expenses.

The Company follows SFAS Technical bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”, which requires that the inducement be amortized to rent expense on a straight-line basis over the term of the lease.

Financial Instruments with Derivative Features

The Company does not hold or issue derivative instruments for trading purposes. However, the Company has convertible debentures with embedded derivative components that require separate valuation from the convertible debenture. The Company recognizes the derivative as a liability in its consolidated balance sheets and measures it at its estimated fair value and recognizes changes in the estimated fair value in earnings (losses) in the period of change. The Company has recorded the fair value of the derivative liability in its consolidated balance sheets as the difference between the principal amount of the convertible debentures at issue and the fair value of the convertible debentures without the conversion feature, assuming market interest rates at the time the convertible debentures were issued.

Cost of Raising Equity

Incremental costs incurred in respect of raising equity are charged against the equity proceeds that were raised.

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

Discontinued Operations

The Company follows SFAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, that requires the results of operations of a component of an entity that has been disposed of to be classified as discontinued operations in the Consolidated Statements of Operations.

Accordingly, the Company recognized as discontinued operations the results of our former subsidiary Axcess, which was sold in March 2007.

Note 3        Accounts Receivable

	2007	2006
Accounts receivable, gross	$170,390	$1,435,069
Less: Allowance for doubtful accounts	(41,580)	(414,180)
Accounts receivable, net	$128,810	$1,020,889

Note 4        Other Receivables

	2007	2006
Due from the sale of subsidiary (Note 16) (i)	$550,000	$-
Employee 6% loan (ii)	35,198	5,029
Other employee receivable	8,800	3,013
GST receivable	3,013	-
	$597,011	$8,042

(i) received subsequent to the year-end.
(ii) includes a loan due from an employee. The loan matures on December 31, 2007 and is at a rate of 6% per annum. The original value of the loan was $40,000 and the amount outstanding at March 31, 2007 is $35,198.

The Company is owed $95,600 by Dakshidin, which has no fixed terms of repayment and bears no interest. As collection is doubtful, the Company has set up a full reserve for this amount.

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

Note 5        Prepaid Expenses

	2007	2006
Prepaid consulting expense	$17,610	$978,527
Prepaid funding expense	275,000	-
Prepaid general expense	75,550	13,486
Prepaid lead scrubbing expense	-	109,509
	$368,160	$1,101,522

Note 6        Long-Term Receivables

The portion of accounts receivable with a due date greater than one year has been reported as a long-term receivable. As discussed in Note 4, the long-term receivable from Dakshidin has been fully provided for.

Note 7        Due to/from Shareholders

Shareholders’ advances are with our Chief Executive Officer and are unsecured; bears 8% interest and has no fixed terms of repayment.

Note 8        Property and Equipment

2007	Cost	Accumulated	Net Carrying
		Amortization	Amount
Furniture and equipment	$48,376	$31,988	$16,388
Leasehold improvements	630	60	570
Computer hardware	292,903	215,024	77,879
Computer software, not yet in use (i)	61,783	-	61,783
Computer software	185,644	47,360	138,284
	$589,336	$294,432	$294,904

2006	Cost	Accumulated	Net Carrying
		Amortization	Amount
Furniture and equipment	$40,351	$27,861	$12,490
Leasehold improvements	6,970	6,970	-
Computer hardware	213,394	183,080	30,314
Computer software	19,555	18,750	805
	$280,270	$236,661	$43,609

(i) amortization was not recorded in fiscal 2007 as the software was not completely installed at year-end. The software was installed and utilized in April 2007. Amortization will be recorded from that date.

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

Note 9        Goodwill and Intangible Asset

	Goodwill	Customer
		Relationships
Balance, April 1, 2005	$-	$-
Acquired on purchase of Axcess	300,000	-
Balance, March 31, 2006	300,000	-
Disposed of on sale of Axcess (Note 16)	(300,000)
Acquired on purchase of Zupintra (Note 22)	-	505,057
Balance, March 31, 2007	$-	$505,057

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that an intangible asset with a finite useful life be amortized over the period in which the asset is expected to contribute directly or indirectly to the future cash flows of the entity. The Company does not have enough experience to determine the beneficial life of the customer relationships. This will be reviewed in the next fiscal year, at which time an amortization policy will be implemented and recorded from the date of acquisition.

Also in accordance with SFAS No. 142, the Company will review its intangible asset at each reporting period to determine whether the remaining amortization period requires an adjustment and for any possible impairment loss.

Note 10     Convertible Notes Payable

The convertible notes payable are non-interest bearing, unsecured and payable within the current fiscal year held by non-related parties. The notes are convertible at the option of the holders, at a conversion rate of $7.14 US per common share of approximately 11,200 common shares in aggregate.

The Company follows SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as well as EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features of Contingency Adjustment Conversion Ratios” in determining if there are any bifurcation or beneficial conversion issues.

There are no bifurcation or beneficial conversion issues with these notes.

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

Note 11      Loans Payable

The loans payable consist of $250,000 that is unsecured, bearing annual interest of 24% plus 115,000 restricted common shares as additional interest, due on August 31, 2007. This loan is with a non-related party. In addition, the Company issued 60,000 restricted common shares as additional interest on two loans of $75,000 and $25,200 received during the year from non-related parties. These loans were repaid during the year.

	Loan 1	Loan 2	Total
Balance, April 1, 2005	$5,000	$-	$5,000
Payment in cash		-	-
Payment by issuance of 50,000 common shares (Note 14)	(5,000)	-	(5,000)
Balance, March 31, 2006	$-	$-	$-
Addition	-	250,000	250,000
Balance, March 31, 2007	$-	$250,000	$250,000

Note 12     Convertible Debentures

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock”, the Company has separated the liability and derivative liability components.

The derivative liability has been recorded at its estimated fair value, using the Black-Scholes option pricing model. The derivative liability at March 31, 2007 of $448,384 (2006 - $126,803) represents the bifurcated conversion option feature on convertible debentures.

The Company follows EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” in determining if there are any beneficial conversion features embedded in debt instruments. The Company determined that three debentures included a conversion price that qualified as a beneficial conversion. The value of the beneficial conversion features in fiscal 2007 were $61,150 (2006 - $76,400).

The convertible debt component is being accreted to its original principal amount over the term of the debenture. Accretion charges expensed during the year ended March 31, 2007 totaled $454,155 (2006 - $84,736).

All convertible debentures are classified as current liabilities as they are all due within one year.

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

The following charts provide the details of each debenture:

	#1	#2	#3	#4
Original Amount	$25,000	$75,000	$290,500	$205,000
Issued On	Oct. 24, 2004	May 27, 2005	July 28, 2005	Mar. 3, 2006
Annual Interest	none	9%	30%	30%
Interest Paid	N/A	monthly	at conversion	monthly
Maturity Date	June 1, 2007	Sep. 27, 2005	June 20, 2006	Jan. 3, 2007
Conversion Price	Market price less 30%	Market price less 30%	$0.15	$0.15
Warrants at (i)	N/A	$0.20	$0.25	$0.25
Balance, April 1, 2005	$25,000	$-	$-	$-
Addition	-	75,000	290,500	205,000
Bifurcation of
conversion option	-	-	(126,803)	-
Accretion of interest	-	-	84,736	-
Converted to shares	-	(75,000)	-	-
Payment in cash	(5,000)	-	-	-
Balance, March 31, 2006	$20,000	$-	$248,433	$205,000
Addition	-		-	-
Accretion of interest	-	-	42,067	-
Payment in cash	-	-	(15,000)	(205,000)
Converted to shares	-	-	(275,500)	-
Bifurcation of conversion	-	-	-	-
option	-	-	-	-
Balance, March 31, 2007	$20,000	$-	$-	$-

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

	#5	#6	#7	Total
Original Amount	$75,000	$88,328	$1,445,000
Issued On	Feb. 1, 2006	Apr. 19, 2006	June 1, 2006
Annual Interest	18%	24%	12%
Interest Paid	at conversion	at conversion	at conversion
Maturity Date	July 28, 2007	Oct. 20, 2006	June 1, 2007
Conversion Price	$0.25	$0.10	$0.25
Warrants at (i)	N/A	$0.20	$0.40 and $0.60

Balance, April 1, 2005	$-	$-	$-	$25,000
Addition	75,000	-	-	645,500
Bifurcation of
conversion option	-	-	-	(126,803)
Accretion of interest	-	-	-	84,736
Converted to shares	-	-	-	(75,000)
Payment in cash	-	-	-	(5,000)
Balance, March 31, 2006	$75,000	$-	$-	$548,433
Addition	-	88,328	1,445,000	1,533,328
Accretion of interest	-	42,548	369,540	454,155
Payment in cash	-	(65,328)	-	(285,328)
Converted to shares	-	(23,000)	-	(298,500)
Bifurcation of conversion
option	-	(42,548)	(448,384)	(490,932)
Balance, March 31, 2007	$75,000	$-	$1,366,156	$1,461,156

(i) each warrant entitles the holder to purchase one additional common share of the Company.

The following chart details the activity in Derivative liabilities:

Balance, April 1, 2005	$-
Bifurcation of conversion feature of convertible debenture # 3	126,803
Balance, March 31, 2006	$126,803
Bifurcation of conversion feature of convertible debenture # 6	42,548
Bifurcation of conversion feature of convertible debenture # 7	448,384
Transfer to additional paid-in capital upon retirement of convertible debenture # 3	(126,803)
Transfer to additional paid-in capital upon retirement of convertible debenture # 6	(42,548)
Balance, March 31, 2007	$448,384

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

Note 13      Accrued Lease Obligation

On signing a five year office lease, the Company received a $30,905 lease inducement. The Company follows FASB Technical bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”, which requires that the inducement be amortized to rent expense on a straight-line basis over the term of the lease.

Cash payments are made according to the actual terms of the lease. Rental expenses in excess of cash payments are included in accrued lease obligation which will be drawn down over the lease term after the point in time when the cash payments begin to exceed the rental expenses. This lease expires at the end of September 2011.

Note 14     Capital Stock

Preferred Stock

The Company is authorized to issue up to 5,000,000 preferred shares. As of March 31, 2007, there were no preferred shares issued.

Common Stock

The Company is authorized to issue up to 250,000,000 common shares, with a par value of $0.0001. As of March 31, 2007, 71,574,130 common shares were issued.

In previous years the Company’s common shares did not have a par value. As a result of the Company’s change of domicile, these shares now have a par value of $0.0001. The Company has restated the capital stock and additional paid-in capital to show proper comparative numbers.

In fiscal 2006, 2,000,000 shares were issued as collateral in order to secure extended credit terms with a provider of marketing services for our e-commerce product sold by Axcess. The shares were returned to the Company at the end of March 2007, when Axcess was sold.

Subsequent to the fiscal 2007 year-end, these shares were used as security on the amended Stock Purchase Agreement for the sale of Axcess for the sale of Verizon records. The amended Stock Purchase Agreement provides that if by September 20, 2007, Axcess’ purchaser has not realized a total of $916,670 from the total accounts receivable for the Verizon records, then the purchaser would be entitled to receive common shares in the Company equal to the difference between 60% of the actual amount received and the $550,000 that was paid for these records.

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

Voting Rights

Holders of common stock have one vote per share. All matters to be voted on by shareholders must be approved by a majority.

Dividends

Holders of common stock will share ratably in any dividends declared by the board of directors. Dividends consisting of shares of common stock may be paid to holders of shares of common stock.

Other Rights

Upon the liquidation, dissolution or winding up of the Company, all holders of common stock are entitled to share ratably in any assets available for distribution to holders of shares of common stock. No shares of common stock are subject to redemption or have preemptive rights to purchase additional shares of common stock.

Stock Options

Under the terms of the Company’s stock option plan, the Board of Directors may grant options to employees, officers, directors and consultants. The options are granted at or above the Company’s then current fair market value of the Common shares under terms and conditions as determined by the Board. The Company has approved that options cannot exceed 25% of the total number of shares then outstanding (on a non-diluted basis) immediately prior to the proposed grant. Of the amount authorized, options exercisable into 5,125,000 Common shares (2006 - 4,695,000) are issued and outstanding. Options vest at the date of issue.

	Number of	Avg Weighted
	Shares	Exercise Price
Outstanding, March 31, 2005	247,000	$0.25
Granted	4,695,000	0.16
Expired/cancelled	(247,000)	0.25
Outstanding, March 31, 2006	4,695,000	$0.16
Granted	1,125,000	0.16
Exercised	(5,000)	0.10
Expired/cancelled	(690,000)	0.11
Outstanding, March 31, 2007	5,125,000	$0.16

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

These options expire at various dates between April 1, 2007 and February 15, 2009.

In addition, the Company has committed to issuing options exercisable into 8,000,000 (2006 - 4,000,000) Common shares, upon the Company’s attaining various revenue targets within the next ten years.

The following chart summarizes the share options outstanding at March 31, 2007:

	# of
Exercise	Exercisable	Expiry Date		Weighted Ave	Avg Weighted
Price	Options			Remaining Life	Exercise Price
$0.10	10,000	April 1, 2007	(i)	1 day	$0.10
0.10	10,000	May 1, 2007	(i)	1 month	0.10
0.10	10,000	June 1, 2007	(i)	2 months	0.10
0.10	75,000	June 30, 2007	(i)	3 months	0.10
0.10	10,000	July 1, 2007	(i)	3 months	0.10
0.10	10,000	August 1, 2007		4 months	0.10
0.17	500,000	February 7, 2008		11.25 months	0.17
0.17	3,500,000	February 15, 2009		22.5 months	0.17
0.15	1,000,000	February 10, 2016		106.5 months	0.15
	5,125,000

(i) these options were not exercised by their expiry date and subsequent to year end they have been cancelled.

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

Warrants

The following chart summarizes the stock warrants outstanding at March 31, 2007:

	Number	Exercise	Expiry Date
		Price
Balance as at March 31, 2005	Nil
Issued	3,769,050	$0.15	June to August 2006
Issued	200,000	0.15	September 2006
Issued	1,506,666	0.075	June 2006
Issued (i)	968,333	0.25	July 2006
Issued	250,000	0.20	September 2006
Issued	2,009,803	0.20	March 2008
Issued	27,250	0.18	February 2007
Issued (i)	683,333	0.25	June 2007
Exercised	(1,506,666)	0.075
Balance as at March 31, 2006	7,907,769
Issued	638,653	0.20	March 2008
Issued (ii)	339,723	0.20	October 2007
Issued (iii)	55,556	0.22	May 2007
Issued (ii) (iii)	90,309	0.40	June 2007
Issued (ii) (iii)	90,309	0.60	June 2007
Exercised	(80,000)	0.15	June 2006
Expired	(893,333)	0.15	June 2006
Expired	(968,333)	0.25	July 2006
Expired	(250,000)	0.20	September 2006
Expired	(683,333)	0.20	June 2007
Expired (ii)	(251,223)	0.20	October 2007
Expired	(27,250)	0.18	February 2007
Balance as at March 31, 2007	5,968,847

(i) Warrants were issued in fiscal 2006 with convertible debentures (see note 12).
(ii) Warrants were issued in fiscal 2007 with convertible debentures (see note 12).
(iii) These warrants have not been exercised and subsequent to year-end have been cancelled.

Should all exercisable warrants as of March 31, 2007 be exercised, the total additional consideration available to the Company is approximately $1,375,263. A maximum of 5,968,847 common shares would be issued.

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

Subscriptions Received

At March 31, 2006, the Company had received payments from subscribers to a private placement. The 2,769,230 common shares for this placement were released from treasury on June 9, 2006 (See Consolidated Statements of Shareholders’ Equity).

Stock-based Compensation

The fair value of employee stock options granted is recognized as stock-based compensation in the consolidated statement of operations. The compensation expense recorded in the year ended March 31, 2007 was $109,835 (2006 - $595,180). As options vest upon issue, this cost was fully included in administrative expense.

The compensation for the options granted during the year was calculated using the Black-Scholes option pricing model with the following assumptions:

	2007	2006
Risk-free interest rate	4.0%	4.0%
Expected life in years	1.0 and 10	1.0, 3.0 and 10
Expected volatility	64.0% to 161.6%	114.4% to 153.5%
Expected dividend rate	0.0%	0.0%

During the year, $1,495 (2006 - $nil) was transferred from additional paid in capital to share capital representing the estimated fair value recognized for 5,000 (2006 - nil) options exercised during the year.

Note 15      Loss on Deconsolidation

Effective December 4, 2006, the Company ceased to exercise control over it’s formerly partially owned subsidiary Dakshidin Corporation (formerly Avrada Inc.) due to the issuance of additional shares by Dakshidin to non-related parties. As a result, Phinder’s ownership interest in Dakshidin was reduced to 11.61% (2006 - 39.84%). None of the Company’s officers or Directors have positions with Dakshidin. Due to the Company’s loss of control over Dakshidin, Dakshidin was deconsolidated from the consolidated financial statements of the Company. Accordingly, common shares of $718,124 included in the Additional paid-in capital and deficit have been deconsolidated. The net value of assets, liabilities and capital stock of Dakshidin of $43,096 has been recorded as a loss on deconsolidation.

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

Note 16     Discontinued Operations

On March 27, 2007, the Company finalized the sale of its wholly owned subsidiary, Axcess Internet Solutions, Inc. (“Axcess”). The Company follows SFAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, that requires the results of operations of a component of an entity that has been disposed of to be classified as discontinued operations in the Consolidated Statements of Operations.

The resulting gain on the sale as of March 31, 2007 of $95,271 is as follows:

Proceeds of the sale	$1,490,680
Axcess’ net assets and liabilities	(1,003,656)
Goodwill	(300,000)
Net proceeds	187,024
Cost of disposition	(91,753)
Gain on disposition	$95,271

Of the total proceeds of $1,490,680, $940,680 was received during the year and the balance of $550,000 (Note 4) was received subsequent to year-end.

Operating results of discontinued operations were as follows:

	2007	2006
Revenue	$6,199,971	$4,297,863
Cost of revenues	1,737,634	2,515,189
Gross profit	4,462,337	1,782,674

Expenses:
Administrative	642,202	690,112
Management fees	357,568	268,418
Consulting services	324,639	270,394
Interest	271,525	92,098
Computer	646	141
Selling	296	23,474
Web hosting	-	72,360
Depreciation	380	532
Total operating costs	1,597,256	1,417,529

Net Income from operations	2,865,081	365,145
Gain on disposition	95,271	-
Discontinued operations	$2,960,352	$365,145

Cash flows of discontinued operations for the year ended March 31, 2007 and 2006 were as follows:

	2007	2006
Net cash from operating activities	$1,768,795	$935,338
Net cash from investing activities	-	-
Net cash from financing activities	-	-
Net change in cash from discontinued operations	$1,768,795	$935,338

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

Note 17     Supplemental Cash Flow Disclosures

	2007		2006
a) The net change in non-cash operating assets and liabilities consists of:
(Increase) in accounts receivable	$	(128,810)	$9,742
(Increase) in other receivables		(593,250)	(3,761)
(Increase) in long-term receivable		(88,682)	-
(Increase) decrease in prepaid expenses		57,642	(254,878)
Increase (decrease) in accounts payable		570,024	(285,113)
		$(183,076)	$(536,010)

b) Interest paid		$843,476	$306,901
c) Income taxes paid		$-	$-

Note 18     Commitments

The Company leases its premises and automobiles under agreements requiring minimum payments over the next five years as follows:

2008	$146,938
2009	146,938
2010	146,282
2011	133,869
2012	65,634
$639,661

On March 19, 2007, the Company committed to provide funding of $300,000 to Zupintra Panama, S.A., a joint venture with Italba Corporation. (Note 1)

Subsequent to year-end, the Company committed to provide funding of $700,000 to Zupintra Ghana, Inc., a joint venture with Network Technologies Inc. by September 18, 2007. (Note 29)

During the year, the Company entered into a factoring agreement with a non-related third party, who has placed a Personal Property Security Assignment on the Company’s accounts receivable, all cash and non-cash proceeds from receivables and all books and records.

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

Note 19     Fair Value of Financial Instruments

The carrying value of cash, accounts receivables, other receivables, prepaid expenses, accounts payable and accrued liabilities approximates fair value due to the short maturity of these instruments. The carrying value of loans payable, convertible debentures, convertible notes payable, accrued lease obligation and derivative liabilities also approximates fair value. Fair value for the due to shareholders is not determinable as there is no fixed repayment date. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant currency or credit risk arising from these financial instruments.

Note 20     Contingencies

In 1998, a claim was filed against the Company and its subsidiary seeking damages of $2,000,000 resulting from a breach of contract. The Company has defended the claim on the basis that the contract was properly terminated. The plaintiff has never proceeded beyond the initial pleading stage. Management believes this action will not have a material adverse effect on the financial position of the Company and no provision has been accrued in these financial statements. There has been no activity on this claim in the past four years.

In 2001, a claim was filed against the Company seeking return of the sum of $82,115 plus interest that the plaintiff claimed to have advanced by way of a loan to the Company, whereas the monies clearly appears in documentation available to the Company, to have been advanced to a non-related company. Accordingly, the Company has recorded no liability. The Company delivered a response and made a demand for discovery that has never been responded to. Management believes that this action will not have a material adverse effect on the financial position of the company and no provision has been accrued in these financial statements. There has been no activity on this claim over the past four years.

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

Note 21     Income Taxes

The following tax table summarizes the significant components of the Company’s deferred tax assets:

	2007	2006
Deferred Tax Assets
Non-capital loss carryforward	$1,174,000	$1,825,000
Effect of financing fee - temporary timing difference	58,000	-
Property and equipment - temporary timing difference	104,000	84,000
Gross deferred tax assets	$1,336,000	$1,909,000
Valuation allowance for deferred tax asset	(1,336,000)	(1,909,000)
Total deferred tax asset	$-	$-

The Company follows SFAS No. 109, “Accounting for Income Taxes” for the recognition of deferred tax assets. SFAS No. 109 requires that any amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations, regardless of their time of expiry. As the Company has not generated taxable income in the past, a valuation allowance has been provided at March 31, 2007 and 2006 to reduce the total deferred tax asset to nil, the amount considered more likely than not to be realized in respect of the tax effect of these losses.

The Deferred Tax Assets decreased from March 31, 2006 to March 31, 2007 as a result of the changes in the Company during fiscal 2007. The change in domicile from Ontario, Canada to Florida resulted in the loss of the Canadian dollar tax loss carryforwards for Phinder Technologies, Inc., and the deconsolidation of Dakshidin also resulted in the loss of Canadian dollar tax loss carryforwards. The sale of Axcess eliminated US dollar tax loss carryforwards.

Reconciliation’s between the statutory federal income tax rate and the Company’s effective income tax rate were as follows:

Year ended March 31, 2007 and 2006
Effective income tax rate 36%

The total provision for income taxes differs from that amount which would be computed by applying the United States income tax rate to income (loss) before provision for income taxes.

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

The reasons for these differences are as follows:

Year ended March 31,	2007	2006
Expected income tax provision	$(1,737,000)	$(918,000)
Non-deductible permanent differences	486,000	374,000
Temporary timing differences	126,000	189,000
	$(1,125,000)	$(355,000)
Valuation allowance and other	1,125,000	355,000
Current income tax provision	$-	$-

No current provision for income taxes has been provided in these financial statements due to the net loss. At March 31, 2007, the Company has net operating loss carryforwards totaling approximately $1,371,000 US and $2,181,000 Cdn, the benefit of which has not been recorded in the consolidated financial statements. As the Company has not generated taxable income in the past, it has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry. The United States tax loss carryforwards expire at the end of fiscal 2027 and the Canadian losses expire between 2009 and 2016.

Note 22     Business Acquisition

On July 20, 2006, the Company acquired 100% of the outstanding common shares of KBD Enterprises, Inc. (subsequently renamed Zupintra Communications Inc.). As consideration for this purchase, the Company paid $300,000 in cash and 2,000,000 in restricted common shares of the Company, valued at $200,000, based upon the trading value adjusted for liquidity considerations.

The business acquisition is accounted for using the purchase method. The allocation of the purchase price and the consideration paid was as follows:

Assets acquired, at fair value
Customer relationships	$505,057

Consideration Paid
Cash	$300,000
Common shares	200,000
Acquisition costs	5,057
$505,057

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

Note 23     Economic Dependence

The Company’s main source of income is derived from the wholesaling of VoIP traffic within the carrier to carrier network. The Company is involved with one company as both a client and a supplier.

Under the policies of SAB 104, “Revenue Recognition” and EITF 99-19, “Reporting Revenues Gross as a Principal versus Net as an Agent” the revenue and costs generated through this client are recorded on a net basis, as the requirement to record these as a principal were not been achieved.

The revenue from this customer were $201,469 and represents 66.8% of our total revenue in fiscal 2007 (2006 - $nil).

Note 24     Segmented and Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company’s operations fall principally into one business segment, namely the wholesaling of VoIP traffic within the carrier to carrier network. Historically, operations have been only in the United States.

Operations in fiscal 2007 have been in both the United States and internationally. Information for sales and accounts receivables are as follows:

	2007	2006
Revenue
United States	16.0%	100%
International	84.0%	0%
Accounts receivable
United States	99.7%	100%
International	0.3%	0%

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

Note 25     Related Party Transactions

During the year, the Company sold VoIP traffic valued at $201,469 to a company controlled by one of the Company’s directors. The amount of $22,208 is due from this company and is recorded in accounts receivable.

During 2007 and 2006, the Company employed as a consultant a shareholder who holds shares in excess of 5% of the total outstanding shares of the Company. Total payments were $272,676 in 2007 and $215,166 in 2006.

Note 26    Comparative Figures

Comparative figures have been reclassified in accordance with the current year’s presentation.

Note 27    Restatement of Prior Year Financial Statements

In January of 2007, the Company changed its domicile from Ontario, Canada to Florida, United States. This resulted in having to report under United States GAAP, as opposed to Canadian GAAP.

Changes were required to record a beneficial conversion interest expense and an accretion interest expense on its convertible debentures of $76,400 and $84,736 respectively.

The deficit at March 31, 2006, has been restated to reflect the total error of this change. As a result of the above, the net loss for fiscal 2006 increase by $161,136 and the net loss per share increased by $0.004.

The Additional Paid-In Capital at March 31, 2006, has been restated to reflect the beneficial conversion cost of $76,400.

Convertible debentures at March 31, 2006, has been restated to reflect the recording of Derivative liabilities of $126,803 and the recording of the accretion interest of $84,736, for a net change of $42,067.

Derivative liabilities at March 31, 2006, has been restated to $126,803 from Nil.

Due to the sale of our wholly owned subsidiary, Axcess, on March 27, 2007, the activities of this subsidiary have been reclassified as Discontinued operations. As a result, the earnings (loss) per share for last year have been restated as being from Continuing operations and Discontinued operations.

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

The following is a summary of the net effect of these adjustment:

	As Previously	Effect of	Restatement
	Reported in 2006	Correction	of 2006

Convertible debentures	$590,500	$(42,067)	$548,433
Total Current Liabilities	2,865,154	(42,067)	2,823,087
Derivative liabilities	-	126,803	126,803

Interest expense	145,765	161,136	306,901
Net Loss	(2,022,546)	161,136	(2,183,682)
Loss per share	(0.051)	0.004	(0.055)

Additional Paid In Capital	6,044,871	76,400	6,121,271
Deficit	(6,401,111)	(161,136)	(6,562,247)

Earnings (Loss) per share:
From continuing operations	(0.055)	(0.009)	(0.064)
From discontinued operations	-	0.009	0.009

Note 28     Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment to SFAS Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

SFAS No. 155 was issued to eliminate the exemption form applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instruments’ form. The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No. 155.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainly in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position and results of operations; however, the Company is still analyzing the effects of FIN 48.

In September 2006, the FASB issued Statement of Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The statement is to be effective for the Company’s financial year starting April 1, 2008; however, earlier application in encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. As the Company does not have any pension or other retirement plans, this statement will have no effect on the Company.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” This FSP is effective immediately for registration payment arrangements and the financial statements subject to those arrangements that are entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FSP is effective January 1, 2006 for the Company.

The Company does not believe that this FSP will have a material impact on its financial position or results from operations, as the Company does not currently have any registration payment arrangements.

PHINDER TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose difference measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial year starting April 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows; however, the Company is still analyzing the effects of SFAS No. 159.

Note 29     Subsequent Events

On June 13, 2007, the Company announced that a dividend of common shares would be issued to all shareholders as of the record date of June 22, 2007. The Corporation will issue one common share for every twenty shares held. In addition, each dividend share will receive a warrant to purchase one-half of a common share, based on a share price of $0.18, exercisable for up to 180 days from the record date.

On June 15, 2007, the Company received confirmation from the State of Florida that our name change to Zupintra Corporation, Inc. has been accepted and that the Articles of Amendment were filed.

On June 18, 2007, the Company entered into a joint venture with Network Technologies International, to be known as Zupintra Ghana, Inc. The focus of this joint venture will be on providing internet and telecommunication services in Ghana. The Company has agreed to provide $700,000 in funding to the joint venture.