Form 10QSB
period 2007-06-30
Zupintra Corporation, Inc.
filed 2007-08-15
CIK 1136386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________to _____________

Commission file number 00032559

Zupintra Corporation, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	20-8327479
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

181 University Avenue, Suite 210
Toronto, ON M5H 3M7, Canada
(Address of Principal Executive Offices)

(416) 815-1771
(Issuer’s Telephone Number, Including Area Code)

Phinder Technologies, Inc.
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).
Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The number of shares of common stock outstanding as of August 14, 2007 is: 82,047,816

Transitional Small Business Disclosure format: Yes ☐   No ☒

ZUPINTRA COMMUNICATIONS, INC.
(Formerly known as Phinder Technologies, Inc.)

TABLE OF CONTENTS

		Page No.
Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Stockholders’ Equity (Deficiency)	5-6
	Consolidated Statements of Cash Flows	7-9
	Notes to Consolidated Financial Statements	10-16

Item 2.	Management’s Discussion and Analysis	17

Item 3.	Controls and Procedures	24

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	26

Item 6.	Exhibits	26

	Signatures	27

Part I. Financial Information

Item 1. Financial Statements

ZUPINTRA COMMUNICATIONS, INC.
(Formerly known as Phinder Technologies, Inc.)

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

AS AT	June 30, 2007	March 31, 2007
ASSETS
CURRENT
Cash	$108,546	$1,108,894
Accounts receivable	152,917	128,810
Other receivables	87,895	597,011
Prepaid expenses	742,747	368,160
	1,092,105	2,202,875

LONG-TERM RECEIVABLES	88,682	88,682
DUE FROM SHAREHOLDERS	214,172	201,360
PROPERTY AND EQUIPMENT	281,523	294,904
INTANGIBLE ASSET (Note 3)	515,057	505,057
	$2,191,539	$3,292,878
LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$1,038,358	$1,050,833
Convertible notes payable	37,074	37,074
Loans payable (Note 4)	500,000	250,000
Debentures (Note 5)	195,000	-
Convertible debentures	697,651	1,461,156
Current portion of accrued lease obligation	6,856	6,093
Current portion of capital lease obligations (Note 6)	12,666	-
	2,487,605	2,805,156

ACCRUED LEASE OBLIGATION	21,460	21,325
CAPITAL LEASE OBLIGATIONS (Note 6)	13,185	-
DERIVATIVE LIABILITIES	8,414	448,384
	2,530,664	3,274,865
STOCKHOLDERS’ EQUITY (DEFICIENCY)
CAPITAL STOCK	9,350	8,452
SUBSCRIPTIONS RECEIVED (Note 7)	73,265	-
ADDITONAL PAID IN CAPITAL (Note 8)	9,077,220	7,761,842
DEFICIT	(9,498,960)	(7,752,281)
	(339,125)	18,013
	$2,191,539	$3,292,878

See Accompanying Notes

ZUPINTRA COMMUNICATIONS, INC.
(Formerly known as Phinder Technologies, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED
(UNAUDITED)

	June 30, 2007	June 30, 2006
		(Note 17)

REVENUES - PRINCIPAL	$214,883	$-
REVENUES - AGENT	54,965	-
	269,848	-

COST OF REVENUES - PRINCIPAL	236,966	-

GROSS PROFIT	32,882	-

EXPENSES
Consulting services	451,731	799,447
Administrative	414,292	280,312
Interest	164,075	57,269
Management fees	160,393	62,666
Selling	83,525	-
Financing	65,450	90,912
Computer	19,345	16,367
Amortization of property and equipment	51,605	7,387
	1,410,416	1,314,360

Loss - from continuing operations	(1,377,534)	(1,314,360)

Discontinued operations	-	366,927

NET LOSS	$(1,377,534)	$(947,433)

EARNINGS (LOSS) PER SHARE (Note 9)
- FROM CONTINUING OPERATIONS	$(0.018)	$(0.022)
- FROM DISCONTINUED OPERATIONS	$-	$0.006
- NET LOSS	$(0.018)	$(0.016)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES	76,301,816	58,952,055

See Accompanying Notes

ZUPINTRA COMMUNICATIONS, INC.
(Formerly known as Phinder Technologies, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2007
(UNAUDITED)

			Additional
	Common Shares		Paid-in	Subscriptions
	Number	Par Value	Capital	Received	Deficit
Balance, March 31, 2007	71,574,130	$8,452	$7,761,842	$-	(7,752,281)
Issued during the period for:
Consulting services and fees	3,730,000	373	503,628	-	-
Shares issued as security for a
loan (Note 4)	1,350,000	135	-	-	-
Shares issued as a stock
dividend (Note 8)	3,893,686	390	368,755	-	(369,145)
Subscription received for stock
options to be exercised (Note 7)	-	-	-	73,265	-
Derivative liability on
convertible debentures	-	-	442,995	-	-

Net loss for the quarter	-	-	-	-	(1,377,534)
Balance, June 30, 2007	80,547,816	$9,350	$9,077,220	$73.,265	(9,498,960)

See Accompanying Notes

ZUPINTRA COMMUNICATIONS, INC.
(Formerly known as Phinder Technologies, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2006 (Note 17)
(UNAUDITED)

			Additional
	Common Shares		Paid-in	Subscriptions
	Number	Par Value	Capital	Received	Deficit
Balance, March 31, 2006	54,940,662	$ 5,294	$ 6,121,271	$ 360,000	$ (6,562,247)
Issued during the year for:
Cash/private placements	2,099,571	210	188,290	-	-
Warrant conversion	80,000	8	11,992	-	-
Cancelled during the period
for:
Rent	(40,000)	(4)	(6,596)	-	-
Consulting services and
fees	2,610,000	261	321,175	-	-
Stock-based
compensation	-	-	109,835	-	-
Shares issued to apply subscription received
in prior period	2,769,230	277	359,723	(360,000)	-

Net loss for the quarter	-	-	-	-	(947,433)

Balance, June 30, 2006	62,459,463	$6,046	$7,105,690	$-	$(7,509,680)

See Accompanying Notes

ZUPINTRA COMMUNICATIONS, INC.
(Formerly known as Phinder Technologies, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE THREE MONTH PERIODS ENDED	June 30	June 30
	2007	2006
		(Note 17)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(1,377,534)	$(1,314,360)
Items not affecting cash:
Amortization of property and equipment	49,606	7,387
Amortization of assets under capital leases	1,999	-
Shares issued for consulting services	165,333	142,619
Shares issued for services	23,150	204,428
Convertible debenture repaid via services	(20,000)	-
Accrued lease obligation	898	-
Accretion interest on convertible debentures	74,519	-
Stock-based compensation for stock options issued	-	109,835
	(1,082,029)	(850,091)
Net change in non-cash operating assets and liabilities (Note 10)	413,600	142,153
CASH USED IN OPERATING ACTIVITIES	(668,429)	(707,938)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,519)	-
Acquisition of intangible asset (Note 3)	(10,000)	-
CASH USED IN INVESTING ACTIVITIES	(21,519)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment received in advance of employee stock option share issuance	73,265	(360,000)
Issuance of convertible debentures	-	837,028
Repayment of convertible debentures	(620,000)	-
Increase in loans payable, net of repayments	250,000	140,540
Issuance of shares and warrants, net of issuance costs	-	560,500
Payments under lease obligations	(853)	-
Increase in Advances to shareholders, net of repayments	(12,812)	-
Decrease in Advances from shareholders	-	(44,286)
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(310,400)	1,133,782

CASH FLOWS (USED IN) PROVIDED BY CONTINUING
OPERATIONS	(1,000,348)	425,844
Cash flows used in discontinued operations	-	(383,229)
CASH - beginning of period	1,108,894	388,535
CASH - end of period	$108,546	$431,150

See Accompanying Notes

ZUPINTRA COMMUNICATIONS, INC.
(Formerly known as Phinder Technologies, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2007 AND 2006 (Note 17)

Non-cash transactions:

During the quarter ended June 30, 2007, the Company entered into the following non-cash transactions for operating and financing activities:

•	3,230,000 restricted common shares were issued in payment for consulting services with $165,333 expensed and $285,998 recorded as a prepaid.

•	500,000 restricted common shares were issued in payment for management fees, with $13,167 expensed and $39,503 recorded as a prepaid.

•	1,350,000 restricted common shares were issued as security for a loan. As these are being held as a loan security, only the par value of $135 has been recorded and expensed.

•	3,893,686 restricted common shares were issued as a stock dividend, with a value of $369,145

•	$9,848 in consulting services previously recorded as prepaid expenses were charged to expense for shares issued in 2007.

•	Accretion interest of $74,519 was recorded on convertible debentures.

During the quarter ended June 30, 2006, the Company entered into the following non-cash transactions for operating and financing activities:

•	1,050,000 restricted common shares were issued in payment of consulting services valued at $142,619.

•	620,000 restricted common shares were issued in payment of financing and loan fees, valued at $71,698.

•	50,000 restricted common shares were issued in payment for network maintenance, valued at $5,000.

•	30,000 restricted common shares were issued in payment of employee termination agreements, valued at $3,732.

•	40,000 restricted common shares issued during the previous fiscal year for rent and valued at $6,600 were cancelled.

•	800,000 restricted common shares were issued in payment of directors’ fees, with $26,666 expensed and $66,034 recorded as a prepaid.

•	60,000 restricted common shares were issued in payment of loan interest, valued at $5,688.

ZUPINTRA COMMUNICATIONS, INC.
(Formerly known as Phinder Technologies, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2007 AND 2006 (Note 17)

Non-cash transactions:

•	Stock-based compensation for employee stock options valued at $109,835 was recognized during the year for employee stock options issued.

•	$98,244 in consulting services previously recorded as prepaid expenses were charged to expense for shares issued in 2006.

•	$33,333 in consulting services previously recorded as prepaid expenses were charged to expense for shares issued in 2006 and recorded under discontinued operations.

ZUPINTRA CORPORATION, INC.
(Formerly Known as Phinder Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Note 1	Basis of Presentation and Nature of Operations

On May 30, 2007, the Company changed its name from Phinder Technologies, Inc. to Zupintra Corporation, Inc.

The accompanying unaudited consolidated financial statements of Zupintra Corporation, Inc (the “Company”) have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended March 31, 2007.

The Company, through its wholly owned subsidiary, Zupintra Communications Inc. (“Zupintra”) is in the business of wholesaling Voice over Internet Protocol (“VoIP”) traffic within the “carrier to carrier” network. The Company, through its Joint Venture with Italba Corporation, Zupintra Panama, S.A. (“Zupintra Panama”) is in the business of providing VoIP traffic in Central America and the Caribbean. The Company owns 51% of the shares of Zupintra Panama.

The consolidated financial statements include the accounts of the Company, its wholly owned operating subsidiary Zupintra, its partially owned joint venture Zupintra Panama and its wholly-owned inactive subsidiaries Phinder Corporation (“Phinder”), Web Dream Inc. (“WD”) and Pizay Investments Inc. (“Pizay”).

The Company is incorporated under the laws of the state of Florida. Zupintra is incorporated under the laws of the state of Nevada. Zupintra Panama is incorporated under the laws of Panama. Phinder, WD and Pizay are all incorporated under the laws of the province of Ontario, Canada. All inter-company transactions and balances have been eliminated upon consolidation.

On June 18, 2007, the Company announced that it had entered into a joint venture with Network Technologies International, to be known as Zupintra Ghana, Inc. The focus of this joint venture will be on providing internet and telecommunication services in Ghana. The Company owns 55% of the shares of Zupintra Ghana, Inc.

ZUPINTRA CORPORATION, INC.
(Formerly Known as Phinder Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

The Company has agreed to provide $700,000 in funding to the joint venture by September 19, 2007. As of June 30, 2007, Zupintra Ghana, Inc. was not active, with no assets and liabilities and has no effect upon the consolidated financial statements of the Company.

Going Concern Basis of Presentation

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

As shown in the accompanying financial statements as at June 30, 2007, the Company has incurred losses of $1,377,534 has a working capital deficit of $1,395,500 and a stockholders’ deficiency of $339,125. As a result, the Company’s continuance as a going concern is dependent upon its ability to obtain adequate financing or to reach and sustain profitable levels of operation. It is not possible to predict whether financing efforts will be successful or if the company will attain profitable levels of operation.

Note 2	Summary of Significant Accounting Policies

Capital Leases

The Company follows SFAS No. 13, “Accounting for Leases” in its review of leases to determine if they should be recorded as capital or operating leases. All leases that transfer substantially all benefits and risks incidental to ownership of property, are treated as acquisitions of property and equipment, with the recording of the corresponding obligations as liabilities. Obligations under capital leases are reduced by rental payments net of imputed interest.

Variable Interest Entity

The Company follows FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” in recording the minority interest of Italba Corporation in Zupintra Panama.

The Company owns 51% of the shares of Zupintra Panama. Normally, in the consolidation process, the Company would record a minority interest of 49% for the net income generated by Zupintra Panama. In the quarter ended June 30, 2007, Zupintra Panama generated a loss. Under ARB 51, the minority interest is to be absorbed by the majority interest.

ZUPINTRA CORPORATION, INC.
(Formerly Known as Phinder Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Note 3	Goodwill and Intangible Assets

		Customer	Telecommunication
	Goodwill	Relationships	Licenses
Balance, April 1, 2006	$300,000	$-	$-
Acquired on purchase of Zupintra	-	505,057	-
Disposed of on sale of Axcess	300,000	-	-
Balance, March 31, 2007	300,000	505,057	-
Acquired telecommunication licenses	-	-	10,000
Balance, June 30, 2007	$-	$505,057	$10,000

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that an intangible asset with a finite useful life be amortized over the period in which the asset is expected to contribute directly or indirectly to the future cash flows of the entity. The Company does not have enough experience to determine the beneficial life of the customer relationships. This will be reviewed at year-end, at which time an amortization policy will be implemented and recorded from the date of acquisition.

Note 4	Loans Payable

During the quarter ended June 30, 2007, the Company entered into two additional loan agreements. The terms of these loans are: (a) $200,000 due October 20, 2007, bearing interest of 24% per annum, with 1,350,000 restricted common shares of the Company being held as security; (b) $50,000 due June 27, 2008, bearing interest of 18% per annum.

Note 5	Debentures

Debentures that were issued in June 2006, are, as of June 1, 2007 no longer convertible. They are now due upon demand.

Note 6	Capital Leases Obligations

Capital lease obligations include 5 leases with monthly payments ranging between $38 ($41 Cdn) and $482 ($513 Cdn), bearing interest at 20.85% per annum. The leases are for 2 years and are being amortized over the term of the lease.

	June 30, 2007	March 31, 2007
Capital lease obligations	$25,851	$-
Less: current portion	(12,666)	-
Long-term portion	$13,185	-

Note 7	Subscription Received

In June 2007, the Company received payment of $73,265 for the exercise of employee stock options. As of June 30, 2007, the 430,971 shares related to this subscription, had not yet been issued.

Note 8	Additional Paid-in Capital

In June 2007, the Company transferred from Derivative Liabilities the value of the conversion feature on a convertible debenture that matured on June 1, 2007. (See Consolidated Statements of Stockholders’ Equity (Deficiency)).

ZUPINTRA CORPORATION, INC.
(Formerly Known as Phinder Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

On June 13, 2007, the Company announced that a dividend of common shares would be issued to all shareholders as of the record date of June 22, 2007. The Corporation issued one common share for every twenty shares held. In addition, each dividend share received a cashless warrant to purchase one common share, at a price of $0.18, exercisable for up to 180 days from the record date.

Note 9	Earnings (Loss) per Share

On June 13, 2007, the Company announced that a dividend of common shares would be issued to all shareholders as of the record date of June 22, 2007. The Corporation will issue one common share for every twenty shares held. In addition, each dividend share will receive a cashless warrant to purchase one common share, at a price of $0.18, exercisable for up to 180 days from the record date. (See Consolidated Statements of Stockholders’ Equity (Deficiency)).

Under FASB No. 128 “Earnings per Share”, the shares issued via this stock dividend are retroactively reflected in the weighted average number of common shares for the June 30, 2007 and the June 30, 2006 periods.

Note 10	Supplemental Cash Flow Disclosure

	June 30, 2007	June 30, 2006
		(Note 17)
a) The net change in non-cash operating assets and liabilities consists of:
(Increase) in accounts receivable	$(24,107)	$-
(Increase) decrease in other receivables	509,116	(2,589)
(Increase) decrease in prepaid expenses	(58,934)	153,784
Increase (decrease) in accounts payable	(12,475)	(9,042)
	$413,600	$142,153

b) Interest paid	$164,075	$57,269
c) Income taxes paid	$-	$-

Note 11	Commitments

During the three months ended June 30, 2007, the Company committed to provide funding of $700,000 to Zupintra Ghana, Inc., a joint venture with Network Technologies Inc., by September 18, 2007.

ZUPINTRA CORPORATION, INC.
(Formerly Known as Phinder Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Note 12	Contingencies

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

Note 13	Income Taxes

The Company recognized no income tax benefit from its losses in the three months ended June 30, 2007 and 2006 due to the uncertainty surrounding the realization of the related tax asset.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainly in Income Taxes - and Interpretation of SFAS No. 109”, (“FIN 48”), as of the beginning of its fiscal 2008 fiscal year. This Interpretation clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken on a tax return.

Under FIN 48, the Company first assesses whether it is more likely than not that an individual tax position is more likely than not to be sustained, under the presumption that the taxing authority has all relevant information. The recognized tax position is measured as the largest benefit that is greater than 50% likely of being realized upon ultimate settlement. Previously recognized tax positions that no longer meet the more likely than not recognition threshold are derecognized in the period in which that threshold is no longer met. Accordingly, the unit of account under this standard is the individual tax position and not a higher level such as the aggregate of the various positions that are encompassed by the total tax return filing. As a result of the implementation of FIN 48, the Company did not recognize a change in its tax liabilities or assets.

ZUPINTRA CORPORATION, INC.
(Formerly Known as Phinder Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Note 14	Economic Dependence

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

The revenue from this customer were $54,965 and represents 20.4% of our total revenue in the first quarter of fiscal 2008 (2007 - $nil).

Note 15	Segmented and Geographic Information

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

The Company’s operations fall principally into one business segment, namely the wholesaling of VoIP traffic within the carrier to carrier network.

Operations are in both the United States and internationally. Information for sales and accounts receivables are as follows:

	2007	2006
Revenue
United States	3.7%	-
International	96.3%	-
Accounts receivable
United States	99.7%	100%
International	0.3%	-

ZUPINTRA CORPORATION, INC.
(Formerly Known as Phinder Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Note 16	Related Party Transactions

During the quarter ended June 30, 2007, the Company sold VoIP traffic valued at $54,965 to a company controlled by one of the Company’s directors. The amount of $76,993 is due from this company and is recorded in accounts receivable.

During the quarter ended June 30, 2006, the Company employed as a consultant a shareholder who held shares in the Company in excess of 5% of its total outstanding shares. Total payments were $38,543.

Note 17	Comparative Figures

The June 30, 2006 comparative figures were not reviewed or audited.

Note 18	Subsequent Events

On August 13, 2007, the Company closed an agreement with Londesborough Finance Limited, to provide accounts receivable financing and a letter of credit facility for its subsidiary, Zupintra Communications Inc.

Item 2. Managements Discussion and Analysis or Plan of Operation

The following Management’s Discussion and Analysis (“MD&A”) for the three month period ended June 30, 2007 compared with the three month period ended June 30, 2006 provides readers with an overview of the operations of Zupintra Corporation, Inc. (the “Company”) and a more detailed explanation of its financial statements. This MD&A provides information that the management of the Company believes is important to assess and understand the results of operations and the financial condition of the Company.

Our objective is to present readers with a view of the Company through the eyes of management by interpreting the material trends and uncertainties that affect the operating results, liquidity and financial position of the Company. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes to the financial statements for the three month period ended June 30, 2007 and in conjunction with the Management’s Discussion and Analysis of Financial Condition or Plan of Operation on Form 10-KSB for the year ended March 31, 2007, filed with the Securities and Exchange Commission (“SEC”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. All monetary amounts, unless otherwise specified, are in United States dollars.

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-QSB (the “Report”) contains certain forward-looking statements that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to management and are subject to certain risks, uncertainties and assumptions. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, are intended to identify any forward-looking statements that reflect our current views with respect to future events and financial performance. The actual results of the Company may vary materially from those expected or anticipated in these forward-looking statements.

Because of these and other factors that may affect our operating results, our past performance should not be considered as an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that we file from time-to-time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-QSB and Annual Reports on Form 10-KSB.

Overview

During the quarter ended June 30, 2007, the Company changed its name to Zupintra Corporation, Inc. from Phinder Technologies, Inc. The new name reflects a change in the strategic direction of the Company in light of its disposition of the web-based business during the fourth quarter of fiscal 2007.

The Company’s joint venture with Italba Corporation, Zupintra Panama, S.A. (“Zupintra Panama”) started operations during the quarter ended June 30, 2007. The Company owns 51% of the shares of Zupintra Panama.

On June 18, 2007, the Company announced that it had entered into a joint venture with Network Technologies International, to be known as Zupintra Ghana, Inc. The focus of this joint venture will be on providing internet and telecommunication services in Ghana. The Company owns 55% of the shares of Zupintra Ghana, Inc. The Company has agreed to provide $700,000 in funding to the joint venture by September 19, 2007. As of June 30, 2007, Zupintra Ghana, Inc. was not active, with no assets and liabilities and has no effect upon the consolidated financial statements of the Company.

Late in the quarter ended June 30, 2007, the Company received telecommunication licenses from Panama that will allow us to interconnect to the Panama telephone network. Having these licenses allows us to be billed at the rates that the telephone company charges for calls, thus reducing our costs and increasing our profit margins. The process of connecting with the telephone company should be completed late in the second quarter or early in the third quarter of fiscal 2008.

Results of Operations for the Three Month Period Ended June 30, 2007 and 2006

The Company recorded a net loss of $1,377,534 for the three months ended June 30, 2007, compared to a loss of $1,314,360 from continuing operations in the comparative period last year.

The Company disposed of its web-based business during the fourth quarter of fiscal 2007. Due to this disposition, the revenues and costs of this business are recorded as discontinued operations.

The loss from continuing operations for the three months ended June 30, 2006 represents head office costs that could not be clearly distinguished and identified as relating to discontinued operations.

Consolidated Revenues

During the quarter ended June 30, 2007, the Company recorded revenues of $269,848 from the wholesaling of VoIP traffic within the carrier to carrier network. The Company recognizes revenues as follows:

•	as a principal, with revenues and costs reported separately,

•	as an agent, with revenues and costs netted and reported as revenue ($1,467,497 of revenue and $1,412,532 of direct costs).

Had this “agent” revenue qualified as being treated as “principal” revenue, then total revenue for the quarter would have been $1,682,380.

As the Company entered the Voice over Internet Protocol (“VoIP”) market with its purchase of KBD Enterprises, Inc. (subsequently renamed Zupintra Communications Inc.) in July of 2006, there are no comparable revenue and direct costs figures to compare to the results of the quarter ended June 30, 2007.

Gross Profit

Gross profit for the three month period ended June 30, 2007 was $32,882. During the three month period ended June 30, 2006, the Company’s revenue was entirely generated by the web-based operations revenue stream that has been reclassified under Discontinued Operations. As such, there is no comparable figure to compare to the results of the quarter ended June 30, 2007.

During fiscal 2007 and the quarter ended June 30, 2007, our billing system misclassified minutes used by our clients, with the result that we undercharged clients for the minutes they actually used. By the time the specific problem was identified, it was too late to go back to clients with adjusted billing. This problem was rectified late in the quarter ended June 30, 2007, by utilizing the services of an outside, non-related company to compare all of the raw call detail records from our suppliers to our records. Any unidentified calls are now being flagged on a daily basis and are immediately addressed and resolved. It is the Company’s belief that this problem has been resolved

Operating Expenses

Selling and administrative expenses for the three months ended June 30, 2007 were $1,410,416, compared to $1,314,360 for the comparable period of time last year. The breakdown of these costs are as follows:

	2007	2006
Consulting services	451,731	799,447
Administrative	414,292	280,312
Interest	164,075	57,269
Management fees	160,393	62,666
Selling	83,525	-
Financing	65,450	90,912
Computer	19,345	16,367
Amortization of property and equipment	51,605	7,387
	1,410,416	1,314,360

Consulting services totaled $451,731 during the three months ended June 30, 2007, compared to $799,447 for the comparable period ended June 30, 2006. Costs related to the VoIP product during the current period were $92,574. The decrease relates to reduced investor relations and financing spending from the comparable period last year.

Administrative expenses, consisting of salaries and benefits, office, travel and entertainment, auto, telephone, professional fees, office lease, bad debts and stock exchange costs, totaled $414,292 during the three months ended June 30, 2007, compared to $280,312 for the comparable period ended June 30, 2006. Stock-based compensation during the three months ended June 30, 2007 were $Nil, a decrease from the $109,835 recorded during the comparable period last year. Travel and entertainment during the three months ended June 30, 2007 were $121,315, an increase from the $21,014 recorded during the comparable period last year due to the start up of the VoIP product. Professional fees during the three months ended June 30, 2007 were $64,530, an increase from the $31,716 recorded during the comparable period last year due to increased audit fees. Office lease costs during the three months ended June 30, 2007 were $39,032, an increase from the $14,532 recorded during the comparable period last year due to our move into new premises in July of 2006. Telephone costs during the three months ended June 30, 2007 were $22,234, an increase from the $10,552 recorded during the comparable period last year due to addition costs related to the VoIP product. During the three months ended June 30, 2007, the Company incurred a foreign exchange loss of $51,548 arising from translation of Canadian dollar denominated assets and liabilities translated into the reporting currency of United States dollars. The Company experienced a foreign exchange gain of $1,283 during the comparable period last year.

Interest costs totaled $164,075 during the three months ended June 30, 2007, compared to $57,269 for the comparable period ended June 30, 2006. Interest related to the conversion features of debentures during the three months ended June 30, 2007 was $74,519, an increase from the $Nil recorded during the comparable period last year. Interest on various debentures and loan during the three months ended June 30, 2007 were $73,483, an increase from the $57,281 recorded during the comparable period last year due to increased debt at June 30, 2007 from June 30, 2006.

Management fees totaled $160,393 during the three months ended June 30, 2007, compared to $62,666 for the comparable period ended June 30, 2006. This is mainly due to the management costs of the VoIP product.

Selling expenses totaled $83,525 during the three months ended June 30, 2007, compared to $Nil for the comparable period ended June 30, 2006. Our staffing to handle the sales demands for the VoIP product and to co-ordinate with the various VoIP carriers took place during the third and fourth quarter of fiscal 2007.

Financing costs totaled $65,450 during the three months ended June 30, 2007, compared to $90,912 for the comparable period ended June 30, 2006. Debenture fees for the three months ended June 30, 2007 were $5,000, a decrease from the $90,912 recorded during the comparable period last year. This saving was partially offset by increased costs of factoring agreements relating to the VoIP product of $60,450, an increase from the $Nil recorded during the comparable period last year.

Amortization on property and equipment totaled $51,605 during the three months ended June 30, 2007, as compared to $7,387 recorded during the comparable period last year. This increase is due to the Company’s investment in computer equipment and software for the VoIP product and the amortization of capital leases.

The net loss per share for the three months ended June 30, 2007 was $0.019, compared to $0.024 during the three months ended June 30, 2006 from continuing operations.

Critical Accounting Policies and Estimates

The discussion and analysis of results of operations and financial conditions are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, accounts receivable, other receivables, intangible assets, convertible notes, convertible debentures, lease obligations, amortization of intangible assets and capital leases, stock options, warrants, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 2 of the “Notes to Consolidated Financial Statements” includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following is a brief description of the more significant accounting policies and methods that the Company uses.

Revenue Recognition

The Company follows SAB No. 104, “Revenue Recognition” and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, in regards to the recognition of revenue. Revenue is recognized net of allowances, when the Company has completed its services to clients and when collectibility is reasonably assured.

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

Financial Condition

Since the year-end, the Company’s total assets decreased from $3,292,878 to $2,191,539 at June 30 2007. The decrease in total assets at June 30, 2007 is attributable to a reduction of $1,110,770 in current assets and an increase in long-term assets of $9,431.

Current assets decreased during the current quarter by $1,110,770 to $1,1092,105 from $2,202,875 at June 30, 2006. Cash decreased by $1,000,348 due to the retirement of debentures and normal business activities. Other receivables decreased by $509,116, due to the receipt of the final installment on the sale of our subsidiary in March 2007. Offsetting these decreases were increases in accounts receivable of $24,107 due to increased sales volume from the fourth quarter of fiscal 2007 and increased prepaid expenses of $374,587, due to shares issued for investor relations purposes.

Property and equipment, net of accumulated depreciation, have decreased from year-end by $13,381 to $281,523 at June 30, 2007. The decrease is entirely related to normal amortization taken during the quarter, including $1,999 relating to amortized capital leases.

Intangible assets increased since year-end by $10,000 due to the payment for telecommunication licenses in Panama.

Due from shareholders increased since year-end by $12,812 to $214,172 at March 31, 2007.

Since the year-end, the Company’s total liabilities decreased from $3,274,865 to $2,530,664 at June 30, 2007. The decrease in total liabilities at June 30, 2007 is attributable to a reduction of $317,551 in current liabilities and a decrease in long-term liabilities of $426,650.

Current liabilities decreased during the current quarter by $317,551 to $2,487,605 at June 30, 2007. Accounts payable decreased by $12,475 due to normal business activities. Loans payable increased by $250,000 as a result of entering into two new loan agreements. Current portion of capital lease obligations increased by $12,666 due to entering into capital leases during the quarter. Offsetting these increases was a decrease in convertible debentures by $568,505, for payments made.

Long-term liabilities decreased during the current year by $426,650 to $43,059 at June 30, 2007. This increase is attributable to between the transfer of derivative liabilities at March 31, 2007 of $442,995 into additional paid-in capital at June 30, 2007 relating to convertible debentures that were repaid. Offsetting this decrease, was an increase in the long-term portion of capital lease obligations of $13,185, as a result of entering into capital leases during the quarter.

The stockholders’ equity (deficiency) has decreased from year-end by $357,138 to $(339,125) at June 30, 2007. This increase is attributable to:

•	an increase in par value and additional paid-in capital of $504,001 from an issuance of 3,730,000 shares of restricted common stock issued for consulting services,

•	an increase in capital stock of $135 from an issuance of 1,350,000 shares of restricted common stock issued as security for a loan,

•	an increase to par value and additional paid-in capital of $369,145, relating to the transfer from Deficit of $369,145, which represents the issuance of 3,893,686 shares as a stock dividend,

•	an increase to subscription received of $73,265 for the exercising of employee stock options, that were not issued by June 20, 2007,

•	the transfer of the derivative liability totaling $442,995 relating to convertible debentures that were repaid,

•	the loss for the three months ended June 30, 2007 of $1,377,534.

Liquidity & Capital Resources

The Company’s primary sources of cash have historically been equity offerings and debt raises as well as cash flow from operations. The cash has been used for general working capital.

As at June 30, 2007, the Company had current assets of $1,092,105 and current liabilities of $2,487,605, a working capital deficiency of $1,395,500, as compared to a deficiency of $602,281 at March 31, 2007.

Cash used in operating activities during the three months ended June 30, 2007 was $668,429, as compared to $707,938 in the comparable period last year. This decrease is related to the increased loss from continuing operations and the changes in non-cash operating assets and liabilities.

Cash used in investing activities during the three months ended June 30, 2007 was $21,519, as compared to $Nil in the comparable period last year. This is primarily due to capital purchases required for the VoIP operations and the acquisition of an intangible asset (telecommunication licenses).

Cash (used in) provided by financing activities during the three months ended June 30, 2007 was $(310,400), as compared to $1,133,782 in the comparable period last year. This is primarily due to reduced equity and debt raises in the current quarter combined with repayments of debentures.

Management believes that additional funding will be required for working capital purposes. There can be no assurance that we will be able to raise this funding when needed nor can we assure the exercise of the outstanding warrants. The Company believes that the sale of Axcess and resulting concentration on the VoIP business will improve the financial position of the Company.

Off Balance Sheet Transactions

The Company does not have any off Balance Sheet arrangements.

Item 3. Controls and Procedures

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. The Company’s internal control system over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.

During the evaluation of controls and procedures, management identified that there were deficiencies in preparing our internal financial information, in that they were not prepared in anticipation of using United States GAAP, due to our change in domestication from a Canadian company to a United States company in February 2007.

Upon identifying this requirement, management has implemented controls and procedures such that all financial information will be prepared pursuant to the requirements of United States GAAP.

Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended June 30, 2007.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Section 302 Certification of the Chief Executive Officer

Exhibit 31.2	Section 302 Certification of the Chief Financial Officer

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zupintra Corporation, Inc.

August 14, 2007	By:	/s/ John van Arem
John van Arem, Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer

In accordance with Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the issuer and in the capacities indicated on the dates indicated.

Signature	Title

/s/ John van Arem	Chairman of the Board of Directors,	August 14, 2007
John van Arem	Chief Executive Officer, President and Chief Financial Officer

/s/ Wayne Doss	Director	August 14, 2007
Wayne Doss

/s/ Kevin Donahue	Director	August 14, 2007
Kevin Donahue