Form 10KSB/A
period 2007-03-31
Zupintra Corporation, Inc.
filed 2007-08-22
CIK 1136386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
(Amendment No. 1)

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

Transitional Small Business Disclosure Format (check one): Yes ࿲ No ☒

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007, is being filed solely to correct the filing of the CEO and CFO certificates.

Except as described above, this amendment does not modify or update disclosure in, or exhibits to, the 10-KSB filed on August 13, 2007 (the “Original Filing”). Furthermore, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing.

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

Phinder Technologies, Inc. (Registrant)

Date: August 21, 2007	By:	/s/ John van Arem
John van Arem, Chairman of the Board, Chief Executive Officer and Chief Financial Officer
Title

In accordance with Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ John van Arem	Chairman of the Board of Directors,	August 21, 2007
John van Arem	Chief Executive Officer and
Chief Financial Officer

/s/ Wayne Doss	Director	August 21, 2007
Wayne Doss

/s/ Kevin Donahue	Director	August 21, 2007
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